Form 10-Q
period 1996-03-31
MIZAR INC \DE\
filed 1996-05-14
CIK 949587

                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D. C.  20549

                     -------------------------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996          Commission File Number  0-26858


                                  MIZAR, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                         41-1425902
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)



        2410 Luna Road                                       75006
        Carrollton,  Texas                                 (Zip Code)
(Address of  principal executive offices)


                                (214) 277-4600
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
   --------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
                Class                                    May 3, 1996
                -----                                    -----------

 Common Stock, par value $0.01 per share                  4,963,533

                                  MIZAR, INC.

                                   Form 10-Q
                     For the Quarter Ended March 31, 1996

                                     INDEX


                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL  INFORMATION

Item 1.     Financial Statements

            Balance Sheets
            March 31, 1996 and June 30, 1995                               3

            Statements of Income
            for the three months and the nine months ended
            March 31, 1996 and 1995                                        4

            Statements of Cash Flows
            for the nine months ended
            March 31, 1996 and 1995                                        5

            Notes to Financial Statements                                6-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9-10

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                                12

                                 MIZAR,  INC.

                                Balance  Sheets
                    (in thousands, except number of shares)

                                                                                               March 31,        June 30,
                                                                                                 1996             1995
                                                                                              -----------     -----------
                                          ASSETS
                                          ------
Current assets:
    Cash and cash equivalents                                                                 $       826     $     3,710
    Marketable securities                                                                           3,541              76
    Accounts receivable, less allowance of $35 and $27, respectively                                1,864           1,646
    Inventories, net                                                                                1,321           1,224
    Deferred tax asset                                                                                790               -
    Prepaid expenses                                                                                  109              82
                                                                                              -----------     -----------
             Total current assets                                                                   8,451           6,738

Marketable securities, at amortized cost (noncurrent portion)                                       6,984               -
Plant and equipment:
    Plant and equipment                                                                             1,482           1,188
    Less--accumulated depreciation                                                                 (1,092)           (897)
                                                                                              -----------     -----------
           Plant and equipment, net                                                                   390             291

Other assets                                                                                           55              93
                                                                                             ------------     -----------
             Total assets                                                                    $     15,880     $     7,122
                                                                                             ============     ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
    Accounts payable                                                                          $       430     $       387
    Accrued compensation                                                                              270             576
    Other current liabilities                                                                         279             499
    Income taxes payable                                                                              206             108
    Current maturities of convertible debentures and capital lease obligations                         17           1,074
                                                                                              -----------     -----------
             Total current liabilities                                                              1,202           2,644
Convertible and subordinated debentures and capital lease obligations                                   4             871
                                                                                              -----------     -----------
             Total liabilities                                                                      1,206           3,515

Stockholders' equity:
    Common stock, $.01 par value: 25,000,000 shares authorized; 5,444,891 and
    3,271,436 shares issued at March 31, 1996 and June 30, 1995, respectively, and
    4,944,873 and 3,203,892 shares outstanding at March 31, 1996 and June 30, 1995,
    respectively                                                                                       54              33
Additional paid-in-capital                                                                         13,628           5,570
Retained earnings (accumulated deficit)                                                             1,577          (1,664)
                                                                                              -----------     -----------
                                                                                                   15,259           3,939
Less-treasury stock, at cost                                                                         (585)           (332)
                                                                                              -----------     -----------
             Total stockholders' equity                                                            14,674           3,607
                                                                                              -----------     -----------
             Total liabilities and stockholders' equity                                       $    15,880     $     7,122
                                                                                              ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                                 MIZAR,  INC.

                             Statements of Income
                   (in thousands, except per share amounts)

                                                            Three Months Ended               Nine  Months  Ended
                                                                   March 31,                       March 31,
                                                              1996            1995            1996              1995
                                                          -----------     -----------     ------------       ------------
Net sales                                                 $     3,255     $     3,763      $    11,665       $     10,211
Cost of sales                                                   1,583           1,798            5,385              4,599
                                                          -----------     -----------      -----------       ------------
      Gross margin                                              1,672           1,965            6,280              5,612

Operating expenses:
      Sales and marketing                                         599             603            1,881              1,739
      Product development and engineering                         371             326            1,217              1,118
      General and administrative                                  214             251              706                659
                                                         ------------    ------------      -----------       ------------
              Total operating expenses                          1,184           1,180            3,804              3,516
                                                         ------------    ------------      -----------       ------------
Operating income                                                  488             785            2,476              2,096

Other income (expense):
      Interest income                                             145              27              335                 58
      Interest expense                                             (1)            (50)             (80)              (153)
                                                         ------------   -------------     ------------       ------------
              Total other income (expense)                        144             (23)             255                (95)
                                                         ------------   -------------     ------------       ------------
Income before income taxes                                        632             762            2,731              2,001

Provision (benefit) for income taxes                               53              31             (510)               101
                                                         ------------   -------------     ------------       ------------
Net income                                               $        579   $         731     $      3,241       $      1,900
                                                         ============   =============     ============       ============

Primary income per share                                  $      0.10    $       0.18     $       0.62      $        0.47
                                                          ===========    ============     ============      =============
Fully diluted income per share                            $      0.10    $       0.15     $       0.59      $        0.39
                                                          ===========    ============     ============      =============
Weighted average common shares outstanding:

      Primary                                                   5,670           4,076            5,264              4,039
                                                          ===========    ============    =============      =============
      Fully diluted                                             5,670           5,043            5,552              5,007
                                                          ===========    ============    =============      =============

  The accompanying notes are an integral part of these financial statements.

                                 MIZAR,  INC.

                           Statements of Cash Flows
                                (in thousands)

                                                                                          Nine Months Ended
                                                                                                March 31,
                                                                                           1996          1995
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                       $     3,241    $     1,900
      Adjustments to reconcile net income to net cash
           provided by operating activities--
              Depreciation                                                                     195            151
              Amortization of deferred loan costs                                                3             11
              Prepaid rent                                                                     (12)           (12)
              Deferred tax asset                                                              (790)             -
      Changes in assets and liabilities--
           Trade accounts receivable, net                                                     (218)           233
           Inventories, net                                                                    (97)          (198)
           Prepaid expenses                                                                    (27)           (76)
           Other assets                                                                         38             76
           Accounts payable                                                                     43             46
           Accrued liabilities                                                                (196)          (194)
                                                                                       -----------    -----------
                   Net cash provided by operating activities                                 2,180          1,937

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery and equipment                                               (294)          (285)
           Proceeds from disposition of machinery and equipment                                  -             72
           Increase in marketable securities                                               (10,449)             -
                                                                                       -----------    -----------
                   Net cash used in investing activities                                   (10,743)          (213)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from initial public offering, net                                        6,834              -
           Exercise of stock warrants and options                                              206            119
           Payment of option to purchase stock                                                   -            (31)
           Purchase of treasury stock                                                         (485)          (214)
           Net payments on debt obligations                                                   (876)           (36)
                                                                                       -----------    -----------
                   Net cash provided (used) by financing activities                          5,679           (162)
                                                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,884)         1,562
CASH AND CASH EQUIVALENTS, beginning of period                                               3,710          1,444
                                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                               $       826    $     3,006
                                                                                       ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
           Cash paid for interest                                                      $        71    $       162
           Cash paid for income taxes                                                          124             44
           Assets acquired under capital leases                                                  -             32
           Common stock issued in conversion of convertible debentures                       1,048              -


  The accompanying notes are an integral part of these financial statements.

                                 MIZAR,  INC.

                         Notes to Financial Statements

1.  Basis of Presentation

While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1995. Certain previously reported amounts have been reclassified to conform with current year presentation. The results of operations for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the year ending June 30, 1996.

2.  Initial Public Offering

On September 28, 1995, the Company completed an initial public offering ("IPO") of 918,000 shares of common stock. Proceeds from the offering, net of expenses, aggregated $6,834,000 and were used to retire $856,000 of debt and fulfill a commitment, as well as an option, to purchase the Company's common stock as discussed in Note 5.

3.  Marketable Securities

The Company has invested the net proceeds from its initial public offering, as well as other available funds, in marketable securities with original maturities not exceeding three years. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has evaluated its investment policy and related intentions and determined that all marketable securities reflected in the accompanying balance sheets are held-to-maturity securities. Accordingly, these securities are reported at amortized cost and are classified as either a current or noncurrent asset based on each security's respective remaining maturity.

4.  Inventories

Net inventories at March 31, 1996 and June 30, 1995, consisted of the following (in thousands):

                                                     March 31,   June 30,
                                                       1996        1995
                                                     ---------   --------
Raw materials                                          $  873     $  640
Work-in-process                                           321        375
Finished goods                                            382        361
                                                       ------     ------
                                                        1,576      1,376
Less--allowance for excess and obsolete inventory        (255)      (152)
                                                       ------     ------
Net inventory                                          $1,321     $1,224
                                                       ======     ======

                                 MIZAR,  INC.

                         Notes to Financial Statements


5.  Common Stock Repurchase

Other current liabilities at June 30, 1995 included a commitment to purchase 207,400 shares of the Company's common stock for $231,800 from United Technologies Corporation ("UTC"). The purchase of this stock pursuant to the commitment was completed on October 5, 1995. On this same date, the Company also exercised an option to purchase an additional 207,400 shares of the Company's common stock for $244,000 from UTC.

6.  Income Taxes

The Company's effective income tax rate as reflected in the accompanying income statement for the nine months ended March 31, 1996 has been significantly impacted by the utilization of net operating loss carryforwards. During the nine months ended March 31, 1996, the impact of accounting for net operating loss carryforwards yielded an effective tax rate of approximately 10%. During the three months ended December 31, 1995, the Company's accounting for income taxes was further impacted by the recognition of a deferred tax asset of $790,000. The Company believes that it is more likely than not that it will be able to realize this asset, which is also associated with a net operating loss carryforward, and in accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance associated with this asset was reduced and the asset was recognized.

7.  Conversion of Debentures

The holders of the Company's Convertible Subordinated Debentures in the amount of $1,048,000 converted their holdings to 891,084 shares of the Company's common stock upon completion of the IPO.

8.  Income Per Share

Primary and fully diluted income per share were computed by dividing adjusted net income, as adjusted in the fully diluted calculation for interest expense on the subordinated debentures, by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in both primary and fully diluted income per share are stock options using the treasury stock method. Both primary income per share and fully diluted income per share were computed using the average fair market price, which was higher than the ending market price. Fully diluted income per share also includes the shares as if the Company's convertible
debentures were converted at the beginning of the period.   Shares used in
primary and fully diluted income per share calculations are presented on the next page (in thousands).

                                 MIZAR,  INC.

                         Notes to Financial Statements


                                                          Primary                Fully Diluted
                                                -------------------------   ------------------------
                                                     Three Months Ended        Three Months Ended
                                                          March 31,                March 31,
                                                    1996          1995         1996          1995
                                                ----------     ----------   ---------      ---------
Weighted average common stock
  outstanding during the period                      4,932          3,204       4,932          3,204
 Common stock equivalents of employee
  stock programs                                       738            872         738            872
Common stock equivalents of convertible debt           N/A            N/A         N/A            967
                                                ----------     ----------   ---------      ---------
Shares used in income per share calculation          5,670          4,076       5,670          5,043
                                                ==========     ==========   =========      =========

                                                          Primary                Fully Diluted
                                                -------------------------   ------------------------
                                                     Nine Months Ended         Nine Months Ended
                                                         March 31,                 March 31,
                                                    1996          1995          1996          1995
                                                ---------      ----------   ---------      ---------
Weighted average common stock
  outstanding during the period                     4,404           3,203       4,404          3,203
 Common stock equivalents of employee
  stock programs                                      860             836         860            837
Common stock equivalents of convertible debt          N/A             N/A         288            967
                                                ---------      ----------   ---------      ---------
Shares used in income per share calculation         5,264           4,039       5,552          5,007
                                                =========      ==========   =========      =========

9.  Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This standard, which establishes a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the implications of SFAS No. 123 and evaluating the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.

                                 MIZAR,  INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations
- - ---------------------

     During the quarter ended March 31, 1996, the Company reported sales of $3,255,000, a 13% decrease over the same period in the prior year. The decline is due to a number of customers which have delayed projects or programs, which in part has been due to the ongoing federal budget negotiations. In addition, other customers have experienced development and product deployment delays which have negatively impacted the Company's short-term revenue performance. During the nine months ended March 31, 1996, the Company reported sales of $11,665,000, a 14% increase over the same period in the prior year. DSP product sales were responsible for the increase in sales for the nine months ended March 31, 1996, as compared to the same period of the prior year. During the three and nine months ended March 31, 1996, DSP product sales represented 59% and 64% of sales, respectively, as compared to 66% and 56%, respectively, during the same periods in the prior year. On a year-to-date basis, the DSP product line has experienced a growth rate of 31% versus a 7% rate of decline in non-DSP revenues.

     Gross margin percent for the quarter ended March 31, 1996 was 51%, as compared to 52% for the same period in the prior year. Gross margins in the third quarter of fiscal 1996 were negatively impacted by the lower production volumes experienced in the quarter and scrap related to an isolated production run. Gross margin percent for the nine months ended March 31, 1996 was 54%, as compared to 55% for the same period of the prior year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to changes in customer and specific product mix. Such changes in customer and specific product mix will continue to impact gross margin percentages in a similar fashion during future reporting periods as DSP products comprise a larger percentage of sales, but presumably will develop more consistency as the DSP market matures.

     During the quarter, operating expenses were $1,184,000, or 36% of sales, as compared to $1,180,000, or 31% of sales, for the same period in the prior year. Although operating expenses, expressed as absolute dollars, for the current quarter as compared to the same period in the prior year were flat, such expenses increased as a percentage of sales due to the decrease in sales in the third quarter of 1996 as compared to the same period in 1995. As a result of the current financial performance in the third quarter and the outlook for the fourth quarter, the officer and employee bonus accrual was reduced by approximately $200,000, which impacted the third quarter operating expenses. More specifically, the Company's current projection of revenue growth during fiscal 1996 will not meet the threshold of the bonus plan. During the nine months ended March 31, 1996, operating expenses were $3,804,000, or 33% of sales, as compared to $3,516,000, or 34% of sales, for the same period in the prior year. The overall decline in operating expenses for the nine months ended March 31, 1996, expressed as a percentage of sales, is attributable to the increase in sales. Absolute spending increases for the nine month period, however, are mainly attributable to headcount related expenses associated with the Company's growth.

     Interest income for the quarter ended March 31, 1996 was $145,000, as compared to $27,000 for the same period in the prior year. Interest income for the nine months ended March 31, 1996 was $335,000, as compared to $58,000 for the same period in the prior year. These increases are the result of earnings from marketable securities purchased with the net proceeds of the Company's IPO.

     The Company reported net income of $579,000 for the quarter ended
March 31, 1996, as compared to $731,000 during the same period in the prior year. Net income for the nine months ended March 31, 1996 was $3,241,000, as compared to $1,900,000 during the same period in the prior year. The decrease in the three months ended March 31, 1996, as compared to the same period in the prior year, is primarily due to the decrease in sales. The reduction in the bonus accrual discussed above also impacted net income during the three months ended March 31, 1996. The increase in the nine months ended March 31, 1996, as compared to the same period in the prior year, is due to the increase in sales and to the recognition of a deferred tax asset of $790,000 associated with a net operating loss carryforward. In accordance with the criteria contained in SFAS No. 109, Accounting for Income Taxes, a valuation allowance associated with this asset was reduced and the asset was recognized.


Liquidity and Capital Resources
- - -------------------------------

     Net working capital at March 31, 1996 was $7,249,000, an increase of $3,155,000 from June 30, 1995. The increase in working capital is attributable to receipt of the net proceeds from the Company's IPO, net of a portion of the proceeds which were invested in marketable securities which were not classified as a current asset as of March 31, 1996. The Company has invested the net proceeds from its IPO in marketable securities with original maturities not exceeding three years. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has evaluated its investment policy and related intentions and determined that all marketable securities as of June 30, 1995 and March 31, 1996 are held-to-maturity securities. Accordingly, these securities are reported at amortized cost and are classified as either a current or noncurrent asset based on each security's respective remaining maturity.

     The Company's outstanding convertible subordinated debentures in the amount of $1,048,000 were converted to 891,084 shares of the Company's common stock upon the completion of the IPO, and the Company's indebtedness for Subordinated Debentures in the amount of $856,000 was repaid in early October with a portion of the proceeds from the IPO. The commitment to purchase 207,400 shares of the Company's common stock for $231,800 from United Technologies Corporation ("UTC"), and the exercise of an option to purchase an additional 207,400 shares of the Company's common stock for $244,000 from UTC, were also completed after receipt of the proceeds from the IPO. There is no remaining indebtedness except for obligations under capital leases, which have maturities ranging from 5 to 17 months, in the amount of $21,000 at March 31, 1996.

     The Company believes that its near-term liquidity requirements will be met with cash flow from operations and existing cash and short-term investments.

                                  MIZAR, INC.

                        Part II.     Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

         11(a) Calculation of Earnings Per Share for the three month period ending March 31, 1996.

         11(b) Calculation of Earnings Per Share for the nine month period ending March 31, 1996.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the period.



"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, technological change, defense industry customer concentration, relationship with Texas Instruments Defense Systems and Electronics Group, commercial market uncertainties, dependence upon suppliers and subcontractors, dependence on key personnel, competition, quarterly fluctuations, and other risks indicated in filings with the Securities and Exchange Commission.

                                  MIZAR, INC.


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Mizar, Inc.




Date:  May 3, 1996               By   /s/  Charles D. Brockenbush
                                    --------------------------------------------
                                    Charles D. Brockenbush
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)