Form 10-K
period 1996-06-30
MIZAR INC \DE\
filed 1996-09-27
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM  10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934.

                       COMMISSION FILE NUMBER:  0-26858

                                  MIZAR, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                         41-1425902
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                       Identification Number)

     2410 LUNA ROAD, CARROLLTON, TX                           75006
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (972)277-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange
  Title of each class                            on which registered
  -------------------                           ---------------------
         None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes    X        No
           ---------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 3, 1996 as reported on the Nasdaq National Market, was approximately $18,700,000.

As of September 3, 1996, Registrant had outstanding 4,965,692 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Proxy Statement for Registrant's 1996
          Annual Meeting of Stockholders to be held November 14, 1996 are incorporated by reference in Part III.

                                    PART  I


ITEM 1.  BUSINESS


GENERAL

        Mizar designs, develops and markets multiprocessor digital signal processing ("DSP") computing sub-systems used primarily for real-time image and signal processing. The Company has chosen to design its products around programmable DSP microprocessors developed by Texas Instruments Incorporated ("TI"), the acknowledged market share leader in programmable DSPs. The Company continues to sell its prior generation of non-DSP computing sub-systems primarily to existing commercial customers for industrial automation applications.


DIGITAL SIGNAL PROCESSING

        Digital signal processing involves the mathematical manipulation and analysis of digitized light, sound and other naturally occurring analog wave forms. Examples of input devices which collect and digitize these analog wave forms include video cameras, radar arrays, digital x-ray cameras and sonar arrays. As compared to general computing, the mathematical algorithms used to manipulate digitized images, audio and speech use multiplication and addition functions more intensively. DSP microprocessors perform these functions in one clock cycle at millions of instructions per second, whereas non-DSP microprocessors may require several clock cycles to accomplish the same operation.


MULTIPROCESSOR DSP MARKETS AND APPLICATIONS

        Multiprocessor DSP is an enabling technology applicable to a diverse range of existing and emerging image processing applications.

        Defense Electronics. The defense electronics industry has employed multiprocessor DSPs in many defense applications. Although United States defense spending is decreasing, the Company believes that spending for technological improvements and enhancements has not been reduced. Many defense applications place a premium on reduced size and weight for a given amount of computing power, particularly if the system is to be airborne, onboard a ship or in a battlefield vehicle. Therefore, defense applications often require maximum processing power within specific weight and size constraints.

        Machine Vision. The machine vision industry has historically used technology other than programmable DSPs. Several firms have successfully introduced products based on custom, single purpose ASICs, while other firms have successfully used programmable non-DSP processors such as the Motorola 68K family. Unlike the defense industry, space and weight constraints and harsh environment operation are not as important in machine vision applications as is cost effectiveness. Machine vision systems typically include one or more video cameras and a real-time computer system which makes decisions and takes actions without human intervention.

        Medical Imaging. The Company believes that the use of DSP by this market segment will increase as advances in medical imaging technology, such as the increasing use of non-film based radiology, continue to occur and as the cost of DSP technology decreases.

        Other. Multiprocessor DSP technology is also used for applications such as digital wireless communications, commercial radar for air traffic control and machine vibration analysis.

STRATEGY

        Mizar's strategy is to use its depth of knowledge in multiprocessor DSP design to be the leading supplier of DSP computing sub-systems to the real-time image processing industry. Key elements of the Company's strategy include the following:

        Provide General Purpose Enabling DSP Technology. The Company has designed its DSP products for a broad range of defense and commercial applications. Because the Company's products are programmable, they are intended to interface with a wide variety of other components or application software supplied by OEM customers. The Company has focused its product line on those applications where high performance, product quality and reliability, rather than cost, are the customer's most important product considerations. The Company's programmable, general purpose products permit customers to decrease the time required to develop their products, with the benefit of "reduced time to market."

        Continue to Focus on TI DSP Microprocessors. The Company's DSP products incorporate microprocessors manufactured by TI, which is generally acknowledged to be the market share leader in programmable DSPs.

        Enhance Financial Stability. The Company believes that commercial and defense customers select suppliers based in part upon their financial condition, and therefore their perceived ability to meet long-term customer requirements. The completion of the Company's initial public offering in September 1995 has further enhanced the Company's financial stability.


RELATIONSHIP WITH TI DSEG

        The Company has entered into a series of license agreements with TI's Defense Systems and Electronics Group ("DSEG") relating to the design of several DSP products. These licenses are exclusive, perpetual and world wide, subject to the Company's payment of required royalties and performance of its other obligations under the licenses. In fiscal 1996, the royalty expense related to these licenses was approximately $360,000. None of the licenses restricts the Company from developing independently non-licensed designs on a non-royalty basis or allowing the development of designs based on DSP microprocessors from suppliers other than TI. The licenses contain several other provisions, including the right of TI DSEG under certain conditions to use modifications of the licensed products and derivations thereof on a royalty-free basis.

        Through this relationship, the Company's engineering group has been able to work closely with TI DSEG in advancing the design of Mizar's products. The Company believes that TI DSEG's reputation provides marketing credibility to customers for whom high performance and reliability of products are critical.


MULTIPROCESSOR DSP PRODUCTS

        The Company offers products based on two families of TI DSP microprocessors, the TMS320C40 ("C40") and TMS320C80 ("C80"), each of which is designed into VME computing environments. Descriptions of the Company's product lines follow:

        Commercial C40 on VME Product Line. This product line consists of a series of C40s on VME single board computers and associated operating software. Products are available in single processor, dual processor, quad processor and octal processor versions, all of which are generally software compatible. A variety of memory configurations and daughtercards is available.

        Mil-spec C40 on VME Product Line. The Company offers a variety of Mil-spec and harsh environment DSP products using C40s in the VME computing environment. This product line is primarily aimed at defense applications in which a controlled environment may not always be present such as battlefield vehicles or aircraft.

        C80 on VME Product Line. The C80 was announced by TI in 1994 as a DSP particularly well suited for a variety of video and/or pixel oriented real-time imaging applications. Each C80 processor includes four fixed point DSPs, one RISC processor and two video processors. Initial orders for this product have been for defense related applications including battlefield vehicles and aircraft.


NON-DSP PRODUCTS

        The Company continues to sell its prior generation of non-DSP computing sub-systems, primarily to existing commercial customers who have previously designed these products into their equipment which they continue to market for industrial automation applications. The Company does not actively market these products and is not currently designing any new non-DSP products. The Company foresees a steady decline in the sales of these products.


SALES AND MARKETING

        The Company uses its own direct sales force and, to a lesser extent, independent manufacturer's representatives and distributors to market its products. The Company's customers frequently require that a product be tailored to their particular requirements. The Company believes that it is advantageous to have its own employees interacting directly with customers in order to fully understand their requirements. Mizar's sales personnel generally have engineering backgrounds, which the Company believes enhances their ability to create relationships with their customer counterparts, who are typically design and systems engineers. The Company maintains regional sales offices throughout the United States.


CUSTOMERS

        The Company's customer base consists primarily of defense contractors and OEMs which incorporate the Company's products as a part of their systems. Typically, these customers initially purchase a small volume of products for development testing and comparison to competitive products. If upon completion of testing the customer elects to incorporate the Company's product into its design, it frequently purchases the Company's standard or customized products in higher volumes.

        The Company's historic customer base for non-DSP products was OEMs engaged in commercial product applications such as industrial automation. The Company's DSP customer base consists primarily of defense customers, including the major prime defense contractors. The Company's objective is to build a base of both defense contractors and commercial OEMs.

        Texas Instruments Incorporated and Pressco Technology, Inc. represented approximately 13% and 12%, respectively, of the Company's fiscal 1996 revenues. The revenues from Pressco Technology, Inc. were derived from non-DSP based products.


BACKLOG

        The Company's customers generally are entitled to cancel purchase orders, or to revise the delivery schedule of orders, prior to time of shipment without significant penalty. Further, certain customers place orders that may require significant lead-times. Accordingly, the Company does not believe that the level of backlog of purchase orders, as of any date, is a good indictor of future revenues or of revenue trends. The Company does not believe there is significant seasonality to its business.

PRODUCT DEVELOPMENT

        Mizar has made a significant investment in its engineering group. The Company's current internal design strengths exist in areas such as DSP computing, high speed digital circuit design, architecture for multiprocessor computing, driver and related software design and rapid customization of designs.

        With respect to VME based DSP products, the Company has augmented its internal research and development capability with licensed technology from TI DSEG. Licensed DSP products have generally been leading edge designs in which TI DSEG, as the licensor, has funded exploratory and initial designs, while the Company has subsequently developed enhanced and customized versions of certain of these products.

        During the last three fiscal years, Mizar incurred approximately $1,191,000, $1,577,000, and $1,652,000 of product development and engineering expenses, exclusive of royalties paid under the TI license agreements.


MANUFACTURING AND QUALITY CONTROL

        The Company relies exclusively upon subcontractors to assemble its products. The Company believes that this enhances its flexibility in product development, as it is not required to invest in specialized capital equipment that may have limited use, but instead can choose subcontractors based upon their capabilities for particular manufacturing tasks. The existence of these outsourcing relationships allows the Company to absorb varying production levels without incurring the costs normally attendant to such fluctuations. The Company has relationships with several contract manufacturers but has no long-term contracts with any of them. The Company believes there are a number of contract manufacturers equipped to meet its needs although there is no assurance of this in the future. Mizar's internal manufacturing operations consist primarily of test engineering, material purchasing, incoming inspection and acceptance testing. The Company's subcontractors perform quality control at their facilities. Mizar undertakes subsequent additional quality control procedures.

        All of the Company's products incorporate electronic components available from a limited number of sources and in certain instances from a single source. Most notably, all of the Company's DSP products use DSP microprocessors manufactured by TI. The Company believes that electronic component availability is sufficient to meet the demand for its products.


COMPETITION

        The industries and markets in which the Company operates are highly competitive, and the Company believes that competition is likely to intensify. Many of the Company's competitors have substantially greater financial resources, larger research, development and sales staffs as well as greater name recognition than the Company. The Company has direct competitors which use DSP technology similar to that of the Company. The Company also has competitors offering technologies other than programmable DSPs for signal/image processing applications. These technologies include ASICs, fixed program DSPs and programmable non-DSP processors. From time to time, the Company competes with the in-house design department of its customers. However, the Company believes that its customers increasingly rely on outside suppliers for sub-systems such as those designed and marketed by the Company.

        New or improved products can be expected from competitors in the future. Market participants must compete on many fronts, including development time; engineering expertise; product quality, performance and reliability; price; name recognition; financial stability; customer support; and access to distribution channels.

INTELLECTUAL PROPERTY

        The Company believes that due to the rapid pace of innovation within its industry, factors such as product quality, performance and reliability are more important in establishing and maintaining customer relationships than are the various protections afforded by patents. The Company generally refers to its products by part numbers rather than by their specific names, and has therefore not sought trade name protection for product names.


EMPLOYEES

        As of June 30, 1996, the Company employed 46 full-time employees, including 8 in product development, 12 in sales and marketing, 18 in operations, and 8 in finance and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Certain matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. The following risk factors could affect the Company's actual results and cause actual results to differ materially from those in forward-looking statements.

        Technological Change. The market for high performance computer sub-systems and components has traditionally experienced short product life cycles and rapid technological change, requiring high levels of expenditures for research and development. Although the Company has been engaged in serving the real-time image processing market for several years, it has incorporated multiprocessor DSP architecture into its product line only since fiscal 1993. The Company has introduced several DSP products during the past four years and, in order to retain its competitive position, must continue to enhance its existing products and successfully develop and introduce new products. In the event the Company does not continue to incorporate new advances in DSP technology into its products, the Company's business will be adversely affected. Further, all of the Company's DSP products incorporate DSP microprocessors manufactured by TI. To the extent that DSP microprocessors manufactured by TI's competitors, or technologies other than DSP, should prove to be superior for the high performance applications required by the Company's customers, the Company's business would be significantly impaired.

        Defense Industry Customer Concentration. The Company's DSP products have been sold primarily for defense electronics applications. The federal government has reduced overall defense spending and, in certain cases, delayed or deferred funding for defense applications which in turn has adversely affected the Company's revenues. The Company believes, however, that reduced defense spending has increased the demand for efficiency and for upgraded electronics in new and existing defense electronics systems. There can be no assurance that continued defense cutbacks would not adversely affect the Company's customers and its business. Additionally, there has been some consolidation of companies in the defense industry, and further consolidation is possible in the future. There can be no assurance that such consolidation will not adversely affect the Company. During fiscal 1996, one of the Company's defense customers, TI, represented approximately 13% of revenues. Loss of this account would also have a material adverse effect on the Company.

        Relationship with TI DSEG.   Several of the Company's current DSP
products are marketed pursuant to licenses granted by TI's Defense Systems and Electronics Group (DSEG). The licensing agreements with TI DSEG have been very beneficial to the Company and were instrumental to the Company's entry into the DSP computing sub-system business. These licenses are subject to several restrictions and requirements, and the termination of one or more of these licenses could adversely affect the Company's business. Additionally, TI DSEG is under no obligation to offer licenses to the Company with respect to new products developed by TI DSEG. In the event that TI DSEG elects to provide future licenses to a competitor of the Company, the Company's competitive position could be significantly impaired. The termination of the Company's relationship with TI DSEG would impair the credibility of the Company's marketing efforts.

        Commercial Market Uncertainties. Although the Company has historically served commercial accounts in its non-DSP business, the Company has limited experience in the marketing and sales of DSP products to commercial customers. Because the Company's product line is focused towards real-time image processing applications, the Company's products may not be cost competitive for many emerging commercial applications in which the need for real-time performance, or multiprocessor DSP product architecture, is not critical. Many of the commercial applications may require product volumes which are higher than those required by the Company's defense customers. There can be no assurance that the Company will be able to meet these higher volume demands without increased investment in management and administration, manufacturing, and quality control capabilities, among other things.

        Dependence upon Suppliers and Subcontractors. All of the Company's products incorporate electronic components available from a limited number of sources and, in certain instances, from a single source. Most notably, all of the Company's DSP products use DSP microprocessors manufactured by TI. In the event of shortages of any of the single source components, the Company would be severely impacted. In addition, the Company has no internal manufacturing capability. In the event that one or more of the several qualified subcontractors currently used by the Company should cease operations or become unable or unwilling to handle the Company's requirements, the Company may be adversely affected.

        Dependence on Key Personnel. The Company is highly dependent on each of its executive officers and on a limited number of other key management, sales and technical personnel. The Company's future success will also depend, in part, on its ability to attract and retain highly qualified personnel, which are in high demand in the job marketplace. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its personnel.

        Competition. The Company participates in a highly competitive industry, which is subject to rapid and innovative technological change. There can be no assurance that future technological changes or the development of new or competitive products by others will not render the Company's current or planned products less competitive or obsolete. Additionally, many of the companies with which the Company competes have significantly greater financial and other resources than the Company.

        Quarterly Fluctuations. The Company's quarterly financial results may vary significantly depending upon factors such as the timing of significant orders and the timing and success of new product introductions by the Company and its competitors. Factors such as quarterly variations in financial results could cause the market price of the Common Stock to fluctuate substantially.

ITEM 2.  PROPERTIES

        The Company's general corporate offices and research and development facilities are located in Carrollton, Texas (a suburb of Dallas) where it leases approximately 21,000 square feet. The Company also leases offices, primarily for regional sales operations, throughout the United States.


ITEM 3.  LEGAL PROCEEDINGS

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                   PART  II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol MIZR. The following table lists the high and low price for each quarter beginning with the date of the completion of the Company's initial public offering of Common Stock on September 28, 1995.

        Fiscal Year 1996        High            Low
        ----------------        ----            ---
    September 28 through 30     9 1/2            9
    Second quarter              9 1/2          8 1/8
    Third quarter               8 3/4            5
    Fourth quarter                8              5

        As of September 3, 1996 the approximate number of beneficial stockholders was 1,500.

        The Company has not declared or paid any dividends on its Common Stock, and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

- -------------------------------------------------------------------------------------------------
                                                            YEAR ENDED JUNE 30,
                                                            -------------------
                                             1996       1995       1994        1993      1992
                                          ---------  ---------  ----------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF INCOME DATA:
Net sales                                 $ 14,052   $ 14,018   $ 11,088    $ 7,454    $ 9,143
Cost of sales                                6,680      6,330      5,305      3,448      4,443
                                          --------   --------   --------    -------    -------
Gross margin                                 7,372      7,688      5,783      4,006      4,700
                                          --------   --------   --------    -------    -------
Operating expenses:
  Sales and marketing                        2,385      2,352      2,191      2,101      2,113
  Product development & engineering          1,652      1,577      1,191        973      1,016
  General and administrative                   968        872        899        729        928
                                           -------   --------   --------    -------    -------
              Total operating expenses       5,005      4,801      4,281      3,803      4,057
                                           -------   --------   --------    -------    -------

Operating income                             2,367      2,887      1,502        203        643
Interest and other (income)                   (400)       102        208        188        402
                                           -------   --------    -------    -------    -------

Income before provision (benefit) for
     income taxes                            2,767      2,785      1,294         15        241
Provision (benefit) for income taxes          (507)       131         25         --          5
                                           -------   --------    -------    -------    -------
Income before extraordinary item             3,274      2,654      1,269         15        236
Extraordinary item-gain on debt
     restructuring                              --         --         --      1,768         --
Net income                                 $ 3,274    $ 2,654    $ 1,269    $ 1,783    $   236
                                           =======   ========    =======    =======    =======
Net income per share:
  Primary                                    $0.62      $0.68      $0.43      $0.75      $0.10
                                           =======   ========    =======    =======    =======
  Fully diluted                              $0.60      $0.56      $0.33      $0.53      $0.09
                                           =======   ========    =======    =======    =======
Weighted average shares outstanding:
  Primary                                    5,316      3,912      2,944      2,380      2,380
                                           =======   ========    =======    =======    =======
  Fully diluted                              5,532      4,915      4,018      3,489      3,489
                                           =======   ========    =======    =======    =======

                                                                 JUNE 30,
                                                                 --------
                                              1996       1995     1994        1993       1992
                                           -------    -------    -------    -------    -------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                  $ 1,550    $ 3,710    $ 1,444     $  183    $   898
Marketable securities                       10,127         76         76         75         76
Working capital                             14,144      4,094      2,466      1,203      1,820
Total assets                                16,095      7,122      4,855      3,109      4,085
Total debt and capital leases                   15      1,945      2,080      2,457      4,261
Stockholders' equity                        14,669      3,607      1,311        (33)    (1,816)
- ------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Net Sales. Net sales increased from $11,088,000 in fiscal 1994 to $14,018,000 in fiscal 1995, and to $14,052,000 in fiscal 1996. These increases are the result of growth in the Company's DSP-based product line. Revenues from DSP-based products grew from $4,334,000 in fiscal 1994 to $8,174,000 in fiscal 1995, and to $8,697,000 in fiscal 1996. The majority of DSP-based revenues were to prime contractors for the federal government and were used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government to emphasize the purchase of commercial-off-the-shelf
(COTS) products versus proprietary designs dedicated to a specific application has helped stimulate the growth in the Company's DSP revenues and is expected to continue to have a positive impact in the future. Revenues from non-DSP products declined from $6,754,000 in fiscal 1994 to $5,844,000 in fiscal 1995, and to $5,355,000 in fiscal 1996. The rate of decline in revenues from non-DSP products is expected to accelerate in fiscal 1997.

        Gross Margin. Gross margin as a percentage of revenues was 52.2% in fiscal 1994, 54.8% in fiscal 1995, and 52.5% in fiscal 1996. The improvement in 1995 is attributable to labor efficiencies and reduced component costs for both DSP-based and non-DSP products. The decline in gross margin percentage in 1996 is mostly attributable to the presence of labor and capacity inefficiencies caused by lower production volumes in the fourth fiscal quarter of 1996 and, to a lesser extent, the third fiscal quarter. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to factors such as the inefficiencies mentioned above, and changes in customer and specific product mix. Such variations will continue to impact gross margin percentages in a similar fashion during future reporting periods as DSP-based products comprise a larger percentage of revenues, but presumably will develop more consistency as the DSP market matures.

        Sales and Marketing. Sales and marketing expenses increased from $2,191,000 in fiscal 1994 to $2,352,000 in fiscal 1995, and to $2,385,000 in fiscal 1996. These expenses expressed as a percentage of revenues were 19.8%, 16.8% and 17.0% in fiscal 1994, 1995 and 1996, respectively. These expenses are expected to increase in fiscal 1997 as a result of increased spending related to strategic and product marketing efforts.

        Engineering. Engineering expenses increased from $1,191,000 in fiscal 1994 to $1,577,000 in fiscal 1995, and to $1,652,000 in fiscal 1996. These expenses expressed as a percentage of revenues were 10.7%, 11.2% and 11.8% in fiscal 1994, 1995 and 1996, respectively. The Company has steadily increased its investment in new product development and will continue to do so throughout fiscal 1997, especially in the areas of software development and expanding the capabilities of its products to function in non-benign environments such as extended shock, vibration, humidity or temperature ranges.

        General and Administrative. General and administrative expenses were $899,000 in fiscal 1994, $872,000 in fiscal 1995, and $968,000 in fiscal 1996.
These expenses expressed as a percentage of revenues were 8.1%, 6.2% and 6.9% in fiscal 1994, 1995 and 1996, respectively.

        Interest Income. Interest income increased from $20,000 in fiscal 1994 to $112,000 in fiscal 1995, and to $485,000 in fiscal 1996. Cash available for investment increased throughout 1994 and 1995 as a result of cash flow from operations and therefore positively impacted interest income in 1995. Interest income increased significantly in 1996 primarily as a result of investing the proceeds of the Company's initial public offering and, to a lesser extent, cash generated from operations.

        Interest Expense. Interest expense was $190,000, $209,000 and $80,000 in fiscal 1994, 1995 and 1996, respectively, and relates primarily to previously outstanding convertible and subordinated debentures. The convertible debentures were converted to Common Stock in connection with the initial public offering in fiscal 1996 and the subordinated debentures were retired using the proceeds of the initial public offering.

        Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was $25,000, $131,000 and $(507,000) in fiscal 1994, 1995 and 1996, respectively. As a result of the significant net losses incurred by the Company through fiscal 1991, the Company has accumulated a net operating loss ("NOL") carryforward, a portion of which was used to reduce the Company's federal income tax liability in fiscal years 1992 through 1996. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership of the Company greater than 50%, as defined, within a three-year period has occurred, in part due to the Company's IPO. This has resulted in an annual limitation on the Company's ability to utilize its NOL carryforward which accrued during the tax periods prior to the change in ownership of approximately $2,300,000. As of June 30, 1996, the Company had an NOL carryforward of approximately $7,500,000, which begins to expire in 2004. In accordance with the criteria contained in Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, a valuation allowance associated with the Company's NOL was reduced in 1996 and a deferred tax asset of $790,000 was recognized.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash flow from operations was $1,745,000, $2,781,000 and $2,756,000 in fiscal 1994, 1995 and 1996, respectively. Net working capital was $2,466,000, $4,094,000 and $14,144,000 as of June 30, 1994, 1995 and 1996,
respectively. The increase in working capital in 1995 is primarily related to positive cash generated from operations. The increase in working capital in 1996 is primarily the result of proceeds received from the Company's initial public offering in September 1995 and, to a lesser extent, positive cash generated from operations.

        The Company's only significant indebtedness during the periods presented consisted of the Convertible Debentures (balance of $1,048,000 as of June 30, 1995) and the Subordinated Debentures (balance of $856,000 as of June 30, 1995). The Convertible Debentures were converted into 891,084 shares of Common Stock in connection with the Company's IPO, and the Subordinated Debentures were retired with a portion of the proceeds of the IPO.

        Pursuant to a 1994 agreement with United Technologies Corporation ("UTC"), the Company repurchased 207,400 shares of Common Stock owned by UTC at a price of $1.12 per share in October 1995. Concurrent with completion of the Company's IPO, the Company completed this repurchase and exercised an option to repurchase an additional 207,400 shares of Common Stock owned by UTC at a price of $1.18 per share.

        Mizar's investment in capital equipment was $175,000, $329,000 and $364,000 in fiscal 1994, 1995 and 1996, respectively. Capital equipment generally consists of production test equipment and design engineering tools and computers for general use. The investment in capital equipment on a historical basis has not been significant, however, more significant investments in design, simulation and test equipment and software are expected to be made in the future. Additionally, the Company has initiated plans to remodel and expand its home office facilities in order to accommodate a larger workforce. The Company believes that its current available cash and investments, together with expected cash flow from operations, will be sufficient to fund its capital expenditures, product development and working capital requirements during fiscal 1997.

        Mizar will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint-ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a lending transaction or consider raising additional funds through an equity offering.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

        Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this standard is required for financial statements for fiscal years beginning after December 15, 1995.

The Company will adopt this standard for fiscal year 1997, but does not believe the impact of the adoption will be material.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This standard, which establishes a fair value method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, with disclosure of pro forma net income and net income per share under SFAS No. 123. SFAS No. 123 is effective for years beginning after December 15, 1995. The Company has elected to continue to follow the requirements of APB Opinion No. 25, with the pro forma disclosure requirements promulgated by SFAS No. 123 for fiscal year 1997. The Company does not believe the impact of the adoption will be material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company are as follows:

           NAME              AGE                  POSITION
           ----              ---                  --------
      David H. Irwin          48        Chairman of the Board, President and
                                        Chief Executive Officer
      John L. Marshall        53        Senior Vice President - Sales and
                                        Marketing
      Thomas M. Jones         50        Vice President - Engineering
      Charles F. Jones        48        Vice President - Operations
      Charles D. Brockenbush  36        Vice President - Finance and Chief
                                        Financial Officer
      Joseph E. Andrulis      32        Vice President - Strategic Marketing
      Douglas E. Johnson      52        Director(1)
      John L. Rynearson       49        Director(2)
      Robert G. Smith         61        Director(2)
      Samuel K. Smith         64        Director(1)

  (1) Member of the Compensation Committee.
  (2) Member of the Audit Committee.

        David H. Irwin has served in various capacities at Mizar since 1991. Mr. Irwin has in excess of 20 years of sales, marketing and general management experience with several technology companies. As the President of Bridge Management, Inc., a management consulting firm, he served as the interim President and Chief Executive Officer of the Company from June to October 1991 in order to initiate the board of directors' strategic plan to reposition the Company. He continued to serve as a director of the Company until 1993, whereupon he resumed the additional duties of interim President and Chief Executive Officer initially through Bridge Management, Inc. and subsequently as a principal of Excelsior Investment Group, Ltd., a management consulting and private merchant banking firm. Effective May 1994, Mr. Irwin ceased his consulting practice and became a full time employee of the Company.

        John L. Marshall joined Mizar in 1991 as Vice President - Sales and became Senior Vice President - Sales and Marketing in 1992.

        Charles F. Jones joined Mizar in September 1993 as Vice President-Operations. From May 1992 to June 1993, he served as Vice President, Customer Service, for Hyundai Electronics America. From 1987 to 1992, he was the National Service Director for Compuadd Corporation.

        Thomas M. Jones joined Mizar in January 1996 as Vice President-Engineering. From May 1989 to December 1995, he was a Vice-President of Convex Computer Corporation, and was responsible for a number of groups including Development, Mass Storage Systems, and Data Analytics.

        Charles D. Brockenbush joined Mizar in January 1996 as Vice President-Finance and Chief Financial Officer. From February 1995 to January 1996, he served as Vice-President and Chief Financial Officer of TeKnowlogy, Inc. From 1988 to 1995, he was Controller and Assistant Treasurer of Interphase Corporation.

        Joseph E. Andrulis joined Mizar in May 1996 as Vice President-Strategic Marketing. From December 1993 to May 1996, he held various positions at Pinpoint Communications, Inc., the most recent of which was Director of Marketing. Mr. Andrulis was an Associate at McKinsey & Co. from September 1990 to December 1993.

        Douglas E. Johnson, a director since 1990, is the Chairman and CEO of Silicon Biology, Inc., a privately-held high-technology software and services company. He has been associated with Silicon Biology since October 1995.

From January to September, 1995 he was managing director of Headwaters Capital Corporation, an investment management firm. From 1990 to 1994, he provided management consulting and merchant banking services to privately owned companies, including since 1993 as a principal of Excelsior Investment Group, Ltd.

        John L. Rynearson, a director since 1982, co-founded Mizar in 1982 and held a variety of technical and managerial positions with Mizar until 1991. He has served as the Technical Director of VITA (VME International Trade Association) since 1993. From 1992 to 1993, he served as President of Rystar, Inc., a VME training company. From 1991 to 1992, he held management positions with CIM, Inc. and Concurrent Knowledge Systems, Inc., which are in the computer industry.

        Robert G. Smith, a director since 1991, has been an independent consultant for technology companies since founding RGS Associates, Inc. in 1988. From 1983 to 1988, he was Chief Financial Officer of Sun Microsystems Inc.

        Samuel K. Smith, a director since 1994, has been an independent consultant for technology companies since 1993. From 1984 until 1993, Mr. Smith was a special partner of Sevin-Rosen Management Co., a venture capital firm. He serves as Chairman of the Board of Landmark Graphics, Inc., and as a director of Sun River Corporation.

        Each of the Company's directors holds office until the next annual meeting of stockholders and until their respective successors shall have been elected and qualified or until their earlier death, resignation or removal. The Company's officers are elected annually by, and serve at the discretion of, the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' to be held on November 14, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' to be held on November 14, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' to be held on November 14, 1996.

                                   PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. and 2.  Financial Statements and Financial Statement Schedules

          These documents are filed with this report and are listed in the Index to Financial Statements on page F-1.

      3.  Exhibits

          A list of exhibits required to be filed as a part of this 10-K is set forth in the Exhibit Index.

(b)   Reports on Form 8-K filed during the last quarter of 1996.

          None.

                                  MIZAR, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants                                                          F-2
Balance Sheets as of June 30, 1996 and 1995                                                       F-3
Statements of Income For the Years Ended June 30, 1996, 1995 and 1994                             F-4
Statements of Changes in Stockholders' Equity For the Year Ended June 30, 1996, 1995 and 1994     F-5
Statements of Cash Flows For the Years Ended June 30, 1996, 1995 and 1994                         F-6
Notes to Financial Statements                                                                     F-7
Report of Independent Auditors on Schedule                                                        F-16
Valuation and Qualifying Accounts - Schedule II                                                   F-17


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:  Mizar, Inc.

     We have audited the accompanying balance sheets of Mizar, Inc. (a Delaware corporation) as of June 30, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mizar, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP



Dallas, Texas
July 30, 1996

                                       MIZAR, INC.

                                     BALANCE SHEETS

                                 JUNE 30, 1996 AND 1995
                         (in thousands, except number of shares)

                                         ASSETS                                             1996                  1995
                                         ------                                           --------              --------
Current assets:
  Cash and cash equivalents                                                               $  1,550              $  3,710
  Marketable securities, at fair value                                                      10,127                    76
  Interest receivable on marketable securities                                                 159                    -
  Accounts receivable, net of allowance for doubtful accounts of $33 in 1996
    $27 in 1995, with an allowance for product returns in 1996 of $90                        1,319                 1,646
  Inventories, net                                                                           1,456                 1,224
  Prepaid and other                                                                            167                    82
  Deferred tax asset                                                                           790                    -
                                                                                          --------              --------
          Total current assets                                                              15,568                 6,738
                                                                                          --------              --------

Certificate of deposit                                                                         100                    -
Plant and equipment:
  Machinery and equipment                                                                    1,376                 1,088
  Furniture and fixtures                                                                       175                   100
                                                                                          --------              --------
                                                                                             1,551                 1,188
  Less accumulated depreciation                                                             (1,170)                 (897)
                                                                                          --------              --------
          Plant and equipment, net                                                             381                   291
                                                                                          --------              --------
Other assets                                                                                    46                    93
                                                                                          --------              --------
          Total assets                                                                    $ 16,095              $  7,122
                                                                                          ========              ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
  Accounts payable                                                                        $    584              $    387
  Accrued compensation                                                                         191                   576
  Other current liabilities                                                                    636                   607
  Current maturities of capital lease obligations and convertible debentures                    13                 1,074
                                                                                          --------              --------
          Total current liabilities                                                          1,424                 2,644
                                                                                          --------              --------

Convertible and subordinated debentures and capital lease obligations                            2                   871
                                                                                          --------              --------
          Total liabilities                                                                  1,426                 3,515
                                                                                          --------              --------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued
    and outstanding at June 30, 1996 and 1995                                                  -                      -
  Common stock, $.01 par value; 25,000,000 shares authorized; 5,468,063 and
    3,271,436 shares issued at June 30, 1996 and 1995, respectively, and 4,968,009
    and 3,203,892 shares outstanding at June 30, 1996 and 1995, respectively                    55                    33
  Additional paid-in capital                                                                13,656                 5,570
  Net unrealized loss on marketable securities                                                 (66)                   -
  Accumulated earnings (deficit)                                                             1,610                (1,664)
                                                                                          --------              --------
                                                                                            15,255                 3,939
                                                                                          --------              --------
  Less -- treasury stock, at cost                                                             (586)                 (332)
                                                                                          --------              --------
          Total stockholders' equity                                                        14,669                 3,607
                                                                                          --------              --------
          Total liabilities and stockholders' equity                                      $ 16,095              $  7,122
                                                                                          ========              ========

  The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                             STATEMENTS OF INCOME

               FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
                   (in thousands, except per share amounts)

                                                      1996     1995     1994
                                                     -------  -------  -------
Net sales                                            $14,052  $14,018  $11,088
Cost of sales                                          6,680    6,330    5,305
                                                     -------  -------  -------

      Gross margin                                     7,372    7,688    5,783

Operating expenses:
  Sales and marketing                                  2,385    2,352    2,191
  Product development and engineering                  1,652    1,577    1,191
  General and administrative                             968      872      899
                                                     -------  -------  -------

      Total operating expenses                         5,005    4,801    4,281
                                                     -------  -------  -------

Operating income                                       2,367    2,887    1,502
                                                     -------  -------  -------

Other income (expense):
  Interest expense                                       (80)    (209)    (190)
  Interest income                                        485      112       20
  Other, net                                              (5)      (5)     (38)
                                                     -------  -------  -------

      Total other income (expense)                       400     (102)    (208)
                                                     -------  -------  -------

Income before provision (benefit) for income taxes     2,767    2,785    1,294
                                                     -------  -------  -------

Provision (benefit) for income taxes                    (507)     131       25

Net income                                           $ 3,274  $ 2,654  $ 1,269
                                                     =======  =======  =======

Primary net income per share                           $0.62    $0.68    $0.43
                                                     =======  =======  =======

Fully diluted net income per share                     $0.60    $0.56    $0.33
                                                     =======  =======  =======

Weighted average common shares outstanding:
  Primary                                              5,316    3,912    2,944
                                                     =======  =======  =======
  Fully diluted                                        5,532    4,915    4,018
                                                     =======  =======  =======

  The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                (in thousands)

                                                                                                             Option,
                                                                            Net Unrealized                  Obligation
                                                Common Stock                   Loss on        Retained         and
                                             -------------------   Paid-In    Marketable      Earnings/      Treasury
                                             Shares    Par Value   Capital    Securities      (Deficit)        Stock      Total
                                             ------    ---------   -------    ----------       -------         -----      -----
BALANCE, June 30, 1993                         2,380      $24      $ 5,530      $  -          $(5,587)         $   -     $   (33)
   Issuance of common shares
      for exercise of stock options              522        5           72         -                -              -          77
   Employee loans for exercise
     of stock options                              -        -          (61)        -                -              -         (61)
   Sale of common stock for cash                 326        3           45         -                -              -          48
   Common stock issued for
     services rendered in lieu
     of cash                                      43        1           10         -                -              -          11
   Net income                                      -        -            -         -            1,269              -       1,269
                                               -----      ---      -------      ----          -------          -----     -------
BALANCE, June 30, 1994                         3,271       33        5,596         -           (4,318)             -       1,311

   Purchase of treasury stock,
     at cost                                       -        -            -         -                -           (214)       (214)
   Obligation to purchase
     treasury stock, at cost                       -        -            -         -                -           (232)       (232)
   Payment for option to
     purchase treasury stock                       -        -            -         -                -            (31)        (31)
   Issuance of treasury stock for
     exercise of stock warrants                    -        -          (20)        -                -            138         118
   Issuance of treasury stock for
     exercise of stock options                     -        -           (6)        -                -              7           1
   Net income                                      -        -            -         -            2,654              -       2,654
                                               -----      ---      -------      ----          -------          -----     -------
BALANCE, June 30, 1995                         3,271       33        5,570         -           (1,664)          (332)      3,607
   Issuance of common shares
     for initial public offering                 918        9        7,188         -                -              -       7,197
   Initial public offering expenses                -        -         (372)        -                -              -        (372)
   Issuance of common shares
     for conversion of debentures                891        9        1,039         -                -              -       1,048
   Issuance of common shares
     for exercise of stock options               388        4          206         -                -              -         210
   Purchase of treasury stock,
     at cost                                       -        -            -         -                -           (254)       (254)
   Payments on employee loans
     for exercise of stock options                 -        -           25         -                -              -          25
   Net unrealized loss on
     marketable securities                         -        -            -       (66)               -              -         (66)
   Net income                                      -        -            -         -            3,274              -       3,274
                                               -----      ---      -------      ----          -------          -----     -------
BALANCE, June 30, 1996                         5,468      $55      $13,656      $(66)         $ 1,610          $(586)    $14,669
                                               =====      ===      =======      ====          =======          =====     =======

  The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                           STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
                                (in thousands)

                                                                              1996        1995        1994
                                                                            --------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  3,274     $ 2,654     $ 1,269
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Noncash expenses for services rendered                                       -           -            11
    Depreciation                                                                 274         226         238
    Amortization of deferred loan costs                                            4          15          15
    Prepaid rent                                                                 (16)        (16)        (16)
    Deferred tax asset                                                          (790)        -           -
                                                                            --------     -------     -------
                                                                               2,746       2,879       1,517
  Changes in assets and liabilities -
    Accounts receivable, net                                                     327         468        (808)
    Interest receivable on marketable securities                                (159)        -           -
    Inventories, net                                                            (232)       (523)        153
    Prepaid expenses                                                             (49)         (4)         20
    Other assets                                                                  50          87          67
    Accounts payable                                                             197         (81)        199
    Accrued liabilities                                                         (124)        (45)        597
                                                                            --------     -------     -------
        Net cash provided by operating activities                              2,756       2,781       1,745
                                                                            --------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of machinery and equipment                                          (364)       (329)       (175)
  Proceeds from dispositions of machinery and equipment                          -            76           5
  Purchases of marketable securities                                         (10,253)        -           -
                                                                            --------     -------     -------
        Net cash used in investing activities                                (10,617)       (253)       (170)
                                                                            --------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock (net of expenses)                                       6,834         -           -
  Exercise of stock warrants and options (net of employee loans)                 235         119          63
  Payment for option to purchase stock                                           -           (31)        -
  Purchase of treasury stock                                                    (486)       (214)        -
  Net payments on long-term debt, capital lease obligations, and
     subordinated debentures                                                    (882)       (136)       (377)
                                                                            --------     -------     -------
        Net cash provided by (used in) financing activities                    5,701        (262)       (314)
                                                                            --------     -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,160)      2,266       1,261
CASH AND CASH EQUIVALENTS, beginning of year                                   3,710       1,444         183
                                                                            --------     -------     -------
CASH AND CASH EQUIVALENTS, end of year                                      $  1,550     $ 3,710     $ 1,444
                                                                            ========     =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest                                                    $     72     $   215     $   236
  Cash paid for income taxes                                                     187          48          25
  Assets acquired under capital leases                                           -            32         -
  Common stock issued for services rendered in lieu of cash                      -           -            11
  Common stock issued in conversion of convertible debentures                  1,048         -           -

  The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                         JUNE 30, 1996, 1995, AND 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Mizar, Inc. (a Delaware corporation) (the "Company") designs, develops and markets multiprocessor DSP (Digital Signal Processing) computing sub-systems used primarily for real-time image and signal processing. The Company's products have been used primarily for defense applications, but are also incorporated by OEM customers in a variety of commercial applications. The Company continues to sell its prior generation of non-DSP computing sub-systems primarily to existing commercial customers for industrial automation applications.

     Certain previously reported amounts have been reclassified to conform with the current year presentation.

Revenue Recognition

     Revenue from product sales is recorded only when the earnings process is completed, which is generally when the product is shipped.

     For sales of products under certain government contracts, revenues are recognized using the units of delivery method. Under this method, portions of the total estimated contract revenues and costs are reflected in income each period based on the units shipped in each period. Any expected loss on contracts is recognized in the period when estimable and determinable.

Cash and Cash Equivalents

     Cash and cash equivalents includes cash placed in money market funds or investments in highly liquid securities with original maturities of three months or less.

Marketable Securities

     On July 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement No. 115 may not be applied retroactively to prior years' financial statements. The Company has determined that all of its marketable securities should be classified as available for sale and reflected in the accompanying balance sheet at their respective market values. The Company's results of operations will include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of government securities, commercial paper, certificates of deposit, and corporate bonds.

     The Company does not invest in or use derivative financial instruments.

Inventories

     Inventories are stated at the lower of cost (including direct materials, labor, and applied overhead) or market using the first-in, first-out method
(FIFO). The Company periodically reviews inventory items on hand to determine that items are realizable and are included in current or future products. The Company provides allowances, if necessary, to reduce inventory to its realizable value.

Plant and Equipment

     Plant and equipment are carried at cost and depreciated using the straight-line method over the estimated economic lives of the assets as follows:

     Machinery and equipment         3 - 5 years
     Furniture and fixtures          2 - 5 years
     Software                            1 year

     When plant and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations.

Income Taxes

     The Company uses the liability method of accounting for income taxes. Deferred taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities.

Research and Development

     Research and development costs are included in and inseparable from product development and engineering and are charged to expense as incurred.

Net Income Per Share

     Primary and fully diluted net income per share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents included in primary net income per share are incentive stock options under the treasury stock method. Fully diluted net income per share includes the shares as if the convertible debentures were converted at the beginning of the period.

Initial Public Offering

     On September 28, 1995, the Company completed an initial public offering ("IPO") of 918,000 shares of Common Stock. Proceeds from the offering, net of expenses, aggregated $6,834,000 and were used to retire $856,000 of debt and fulfill a commitment, as well as an option, to purchase the Company's Common Stock owned by United Technologies, Inc. ("UTC"), and to add to working capital.

     The Company sold John G. Kinnard and Company, Incorporated, as representative of the underwriters in connection with the IPO, a five-year warrant to purchase up to 15,000 shares of the Company's Common Stock, exercisable at $10.20 per share. As of June 30, 1996, this warrant had not been exercised.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

     Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this standard is required for financial statements for fiscal years beginning after December 15, 1995.

The Company will adopt this standard for fiscal year 1997, but does not believe the impact of the adoption will be material.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This standard, which establishes a fair value method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, with disclosure of pro forma net income and net income per share under SFAS No. 123. SFAS No. 123 is effective for years beginning after December 15, 1995. The Company has elected to continue to follow the requirements of APB Opinion No. 25, with the pro forma disclosure requirements promulgated by SFAS No. 123 for fiscal year 1997. The Company does not believe the impact of the adoption will be material.

2.   INVENTORIES:

     Net inventories at June 30, 1996 and 1995, consisted of the following (in thousands):


                                                 1996      1995
                                               --------  --------
     Raw materials                              $  749    $  640
     Work-in-process                               688       375
     Finished goods                                278       361
                                                ------    ------
                                                 1,715     1,376
     Less-allowance for excess and obsolete
      inventory                                   (259)     (152)
                                                ------    ------
                                                $1,456    $1,224
                                                ======    ======

3.   OTHER ASSETS:

     Other assets consisted of the following items as of June 30, 1996 and 1995 (in thousands):


                                                  1996   1995
                                                  -----  -----
     Long-term prepaid rent - (building lease)    $  45  $  79
     Debt issuance costs                              -     13
     Other                                            1      1
                                                  -----  -----
                                                  $  46  $  93
                                                  =====  =====

4.   OTHER CURRENT LIABILITIES:

     At June 30, 1996 and 1995, other accrued liabilities consisted of the following (in thousands):


                                               1996   1995
                                               -----  -----
     Sales representative commissions          $  56  $  11
     Property tax                                 31     26
     Warranties                                  150    120
     Commitment to purchase treasury stock
      (see Note 10)                                -    232
     Accrued franchise tax                       231    108
     Professional services and other             168    110
                                               -----  -----
                                               $ 636  $ 607
                                               =====  =====

5.   ROYALTIES:

     During the fiscal years 1996, 1995 and 1994, the Company paid royalties of $360,000, $410,000, and $360,000, primarily related to license agreements with Texas Instruments Incorporated.

     The license agreements allow the Company to use certain products in its DSP sub-system business. These licenses are subject to several restrictions and requirements, and the termination of one or more of the licenses could adversely affect the Company's business.

6.   SIGNIFICANT CUSTOMERS, RECEIVABLES, AND CONCENTRATION OF CREDIT RISK:

     The following table summarizes sales by major customer groups and accounts receivable by major customer groups for the years ended June 30, 1996, 1995 and 1994 (in thousands):

                                            1996      1995      1994
                                          --------  --------  --------
SALES BY CUSTOMER GROUP:
        Commercial and other               $ 7,037   $ 6,326   $ 5,745
        Prime contractors to U.S.
         Government                          7,015     7,692     5,343
                                           -------   -------   -------
                                           $14,052   $14,018   $11,088
                                           =======   =======   =======


                                                       1996      1995
                                                     -------   -------
ACCOUNTS RECEIVABLE BY CUSTOMER GROUP:
        Commercial and other                         $   551   $   789
        Prime contractors to U.S.
         Government                                      891       884
                                                     -------   -------
                                                     $ 1,442   $ 1,673
                                                     =======   =======

     The Company's primary customers are original equipment manufacturers and those companies who provide defense and aerospace electronics applications in the United States. During 1996, two customers accounted for 12% and 13% of net sales, respectively. During 1995, one customer accounted for approximately 26% of net sales. During 1994, no single customer accounted for more than 10% of the Company's net sales.

     During the fiscal years 1996, 1995, and 1994, export sales accounted for less than 10% of the Company's net sales.

7.   DEBENTURES AND CAPITAL LEASE OBLIGATIONS:

     At June 30, 1996 and 1995, debentures and capital lease obligations consisted of the following (in thousands):


                                                    1996      1995
                                                  --------  --------
Convertible subordinated debentures,
  10%, interest paid quarterly, principle
  due May 1, 1996, converted in
  September 1995 to Common Stock                  $     -   $ 1,048
Subordinated debentures (formerly
  Exchangeable), 11% interest paid
  quarterly, retired October 1995                       -       856
  Capital leases                                       15        41
                                                  -------   -------
     Total                                             15     1,945
Less-current maturities                               (13)   (1,074)
                                                  -------   -------
Long-term portion of debentures
  and capital lease obligations                   $     2   $   871
                                                  =======   =======

May 1996 Convertible Debentures

     On May 1, 1989, the Company issued $1,305,000 of convertible, subordinated debentures. These debentures were converted into 891,084 shares of Common Stock upon the closing of the Company's initial public offering on September 28, 1995.

January 1997 Subordinated (formerly Exchangeable) Debentures

     On January 1, 1990, the Company issued $906,000 of exchangeable, subordinated debentures. Upon completion of the initial public offering of the Company, a portion of the proceeds was used to retire the remaining $856,000 of this debt.

Payment of Restructured Promissory Acquisition Notes

     In 1993, the Company entered into definitive settlement agreements to restructure $2,000,000 of acquisition notes payable. The Company recorded a gain on the restructuring of approximately $1,768,000 in fiscal year 1993. These notes were paid in full during 1994.

     Maturities of the capital lease obligations (excluding the interest component relating to the capital lease payments of $756) are as follows (in thousands):

                            1997          $ 13
                            1998             2
                            1999             -
                            2000             -
                            Thereafter       -
                                          ----
                                          $ 15
                                          ====

     Based on the borrowing rates which management believes are currently available to the Company for bank loans with similar terms and average maturities, management estimates that the carrying amount of long-term debt approximates fair value.

8.   EMPLOYEE BENEFIT PLANS:

Bonus Plan

     All full-time employees of the Company participate in a bonus program in which yearly bonus amounts are calculated on a predetermined performance formula. There were no bonuses earned in 1996, however bonuses earned under this program were $450,000 and $269,000 in 1994 and 1995, respectively. Bonuses, if earned, are paid subsequent to year-end and are included in accrued compensation in the accompanying financial statements. In 1995, $133,000 of discretionary bonuses were earned by certain employees in addition to the Bonus Program described above.

Stock Option Plan

     The Company has a stock option plan, which includes nonqualified and incentive stock options, for directors and employees which authorizes options for 2,252,500 shares of Common Stock to be granted at fair value as determined by the Board of Directors. Options are exercisable on a schedule determined by the Board of Directors and expire 10 years after the date of grant or earlier, in accordance with the terms of the plan. The following summarizes the activity under the plan (in thousands, except per share amounts):


                                               1996             1995           1994
                                          ---------------  --------------  -------------
Options outstanding, beginning of year             1,225             542            729
Options granted                                      199             746            458
Options exercised                                   (388)             (7)          (522)
Options forfeited                                    (84)            (56)          (123)
                                                  ------          ------          -----
Options outstanding, end of year                     952           1,225            542
                                                  ======          ======          =====
Options exercisable, end of year                     464             491            138
                                                  ======          ======          =====

Exercise prices                           $.15 to $9.125   $.15 to $2.55   $.15 to $.78

Defined Contribution Plan

     The Company maintains a defined contribution profit sharing and retirement plan, which covers substantially all employees. Participants may elect to contribute up to the lesser of the statutory maximum or 20% of total compensation. The Company may, at the discretion of the Board of Directors, make contributions at the end of each plan year. No such contributions were made in 1994, 1995 and 1996.

     The Company does not offer any postemployment or postretirement benefits to its employees. Two officers of the Company have employment contracts that provide for up to one year of compensation for termination under certain circumstances.


9.   INCOME TAXES:

     At June 30, 1996, the Company had net operating loss (NOL) carryforwards of approximately $7,500,000 which begin to expire in 2004. Research and development tax credit carryforwards of approximately $41,000 at June 30, 1996, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred with the initial public offering of the Company. As a result, the Company will be subject to a $2,300,000 annual net operating loss utilization limitation.

     The Company had net tax assets of $3,093,000 (composed primarily of the tax effect of NOL's) at June 30, 1996. A valuation allowance has been recorded to substantially offset the net tax asset to $790,000. The Company believes it is more likely than not that it will be able to realize the benefit of this net asset.

     The components of the income tax provisions in the accompanying statements of income consisted of the following (in thousands):

                                     1996    1995    1994
                                    ------  ------  ------
State--
     Current                         $  63   $  72  $  12
     Deferred                          108       -      -
Federal--
     Current                            41      59     13
     Deferred                           71       -      -
Reduction in valuation allowance      (790)      -      -
                                     -----   -----  -----
                      Total          $(507)  $ 131  $  25
                                     =====   =====  =====

     The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows (in thousands):


                                           1996      %     1995    %     1994    %
                                          -------  -----  ------  ----  ------  ----
Income tax provision at statutory rate     $ 968     35%  $ 975    35%  $ 453    35%
Utilization of NOL                          (920)   (33)   (916)  (33)   (440)  (34)
Deduction for state taxes                     63      2      47     2       8     1
Reduction in valuation allowance            (790)   (28)      -     -       -     -
Other                                        172      6      25     1       4     1
                                           -----   ----   -----   ---   -----   ---
Income tax provision at effective tax
 rate                                      $(507)  (18)%  $ 131     5%  $  25     3%
                                           =====   ====   =====   ===   =====   ===

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset is comprised of the following (in thousands):

                                            1996     Change     1995
                                          --------  --------  --------
DEFERRED TAX ASSETS:
Current-
  Nondeductible allowances                $   211   $   106   $   105
  UCC adjustment                                4         4         -
  Other                                       204       175        29
Noncurrent-
  Depreciation                                 30       (43)       73
  Net operating losses                      2,644    (1,115)    3,759
                                          -------   -------   -------
   Total deferred tax assets                3,093      (873)    3,966

DEFERRED TAX LIABILITIES:
Current-
  UCC adjustment                                -         5        (5)
Noncurrent-
  Miscellaneous                                 -        13       (13)
                                          -------   -------   -------
   Total deferred tax liabilities               -        18       (18)
                                          -------   -------   -------
Net deferred tax asset, before
 valuation reserve                          3,093      (855)    3,948
Valuation reserve                          (2,303)    1,645    (3,948)
                                          -------   -------   -------
   Net deferred tax assets                $   790   $   790   $     -
                                          =======   =======   =======


10.  COMMITMENTS:

Leases

     The Company leases its facilities and certain machinery and equipment under operating leases with remaining terms of up to 36 months. Rent expense applicable to operating leases was $175,000, $156,000 and $156,000 in 1996, 1995, and 1994, respectively. At June 30, 1996, the future minimum rental payments required by operating leases were as follows (in thousands):


                1997                $130
                1998                  90
                1999                  82
                2000                   -
                Thereafter             -
                                    ----
                                    $302
                                    ====

Stock Purchase

     On September 27, 1994, the Company entered into an irrevocable agreement to purchase shares of Common Stock from United Technologies Corporation (UTC). The purchase of this stock pursuant to the commitment was completed in October, 1995. On this same date, the Company also exercised an option to purchase an additional 207,400 shares of the Company's Common Stock for $244,000 from UTC. The shares purchased from UTC are included in treasury stock.

11.  MARKETABLE SECURITIES:

     A summary of the amortized cost, unrealized gains and losses, and fair values of available for sale marketable securities at June 30, 1996 follows (in thousands):

                                                 June 30, 1996
                                    ---------------------------------------
                                    Amortized  Gross Unrealized
                                      Cost      Holding Losses   Fair Value
                                    ---------  ----------------  ----------
     Commercial paper                 $   498         $  -         $   498
     U.S. Government obligations        2,017            7           2,010
     Corporate bonds                    7,713           94           7,619
                                      -------         ----         -------
     Total                            $10,228         $101         $10,127
                                      =======         ====         =======

     Net of the tax effect, the unrealized loss on securities available for sale is $66,000, which is included in stockholders' equity. There were no sales of securities in the fiscal years ended June 30, 1996 and 1995.

     The Company established a $100,000 certificate of deposit as collateral for a stand-by letter of credit which was required by a customer. This certificate of deposit matures in December 1997, and therefore is classified as noncurrent in the accompanying balance sheet.

     A comparison of the amortized cost and fair value of the Company's available for sale marketable securities at June 30, 1996, by maturity date follows (in thousands):


                                Amortized
                                  Cost     Fair Value
                                ---------  ----------
     One year or less             $ 4,153     $ 4,045
     Two through three years        6,075       6,082
                                  -------     -------
     Total                        $10,228     $10,127
                                  =======     =======

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                                         Three Months Ended
                                                         ------------------
                                          September 30,  December 31,  March 31,  June 30,
                                              1995           1995        1996       1996
                                          -------------  ------------  ---------  --------
Net sales                                        $4,458        $3,952     $3,255    $2,387
Gross margin                                      2,582         2,026      1,672     1,092
Income before provision (benefit) for
 income taxes                                     1,266           833        632        36
Net income                                        1,133         1,529        579        33
Fully diluted net income per share               $  .22        $  .27     $  .10    $  .01

                                                         Three Months Ended
                                                         ------------------
                                          September 30,  December 31,  March 31,  June 30,
                                              1994           1994        1995       1995
                                          -------------  ------------  ---------  --------
Net sales                                        $3,045        $3,403     $3,763    $3,806
Gross margin                                      1,778         1,870      1,965     2,075
Income before provision (benefit) for
 income taxes                                       590           648        762       785
Net income                                          560           608        731       755
Fully diluted net income per share               $  .13        $  .13     $  .15    $  .16


     During the quarter ended December 31, 1995, the Company recognized a deferred tax asset of $790,000 associated with a net operating loss carryforward. The net income and net income per share for the quarter ended December 31, 1995 were positively impacted by the recognition of this asset, which added approximately $.14 to net income per share.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:  Mizar, Inc.

     We have audited in accordance with generally accepted auditing standards the financial statements of Mizar, Inc. included in this Form 10-K and have issued our report thereon dated July 30, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                ARTHUR ANDERSEN LLP



Dallas, Texas
July 30, 1996

                                                                     SCHEDULE II

                                  MIZAR, INC.

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                         JUNE 30, 1994, 1995 AND 1996
                                (in thousands)



                                   Balance at  Charged to  Charged to
                                   Beginning   Costs and     Other                   Balance at
           Description             of Period    Expenses    Accounts   Deductions   End of Period
           -----------             ----------  ----------  ----------  -----------  -------------
              1994
              ----
Allowance for doubtful accounts       $ 24        $ 14          $-       $ (12)           $ 26
Allowance for excess and
     obsolete inventory                106         395           -        (355)            146

              1995
              ----
Allowance for doubtful accounts         26           2           -          (1)             27
Allowance for excess and
     obsolete inventory                146         231           -        (225)            152

              1996
              ----
Allowance for doubtful accounts         27           -           6           -              33
Allowance for excess and
     obsolete inventory                152         265           -        (158)            259
Allowance for product returns            -          90           -           -              90


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Mizar, Inc.


Dated: September 20, 1996            By: /s/ Charles D. Brockenbush
                                         ---------------------------------------
                                         Charles D. Brockenbush, Vice President,
                                         Finance and Chief Financial Officer
                                         (Principal Financial and Accounting
                                                Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/  David H. Irwin         President, Chief Executive Officer      Dated: September 20, 1996
   ---------------------------  and Director (Principal Executive
    David H. Irwin              Officer)


By: /s/ Charles D. Brockenbush  Vice President, Finance and Chief       Dated: September 20, 1996
   ---------------------------  Financial Officer (Principal Financial
   Charles D. Brockenbush       and Accounting Officer)

By: /s/  Douglas E. Johnson     Director                                Dated: September 20, 1996
   ---------------------------
   Douglas E. Johnson


By: /s/   John L. Rynearson     Director                                Dated: September 20, 1996
   ---------------------------
   John L. Rynearson


By: /s/  Robert G. Smith        Director                                Dated: September 20, 1996
   ---------------------------
   Robert G. Smith


By: /s/  Samuel K. Smith        Director                                Dated: September 20, 1996
   ---------------------------
   Samuel K. Smith

                                 EXHIBIT INDEX

Exhibit
  No.                     Description
- -------                   -----------
  3.1   Certificate of Incorporation of the Company. (1)
  3.2   Bylaws, as amended, of the Company. (1)
 10.1 1989 Registration Rights Agreement, between the Company and certain holders of securities of the Company. (1)
 10.2   Form of Indemnification and Hold Harmless Agreement. (1)
 10.3   Form of Subordinated Debenture due January 1, 1997. (1)
 10.4 Form of Convertible Subordinated Debentures due May 1, 1996 and related Purchase Agreement. (1)
 10.5   Employment Agreement between the Company and David H. Irwin. (1)
 10.6   Employment Agreement between the Company and John L. Marshall. (1)
 10.7   Company Stock Option Plan. (1)
 10.8   Company Directors' Stock Option Plan. (1)
 10.9 Commercial Quad-C40 Program ("Commercial") by and between Texas Instruments Incorporated ("TI") and the Company dated October 9, 1992.
        (1)
 10.10  Amendment 1 to Commercial dated March 19, 1993. (1)
 10.11  Amendment 2 to Commercial dated July 1, 1993. (1)
 10.12  Amendment 3 to Commercial dated January 12, 1995. (1)
 10.13 MIL-SPEC Quad-C40 Program ("MIL-SPEC") by and between TI and the Company dated January 20, 1993. (1)
 10.14  Amendment 1 to MIL-SPEC dated March 19, 1993. (1)
 10.15  Amendment 2 to MIL-SPEC dated July 1, 1993.  (1)
 10.16 ASP048 License Agreement ("ASP048 License Agreement") by and between TI and the Company dated December 29, 1992. (1)
 10.17  Amendment 1 to ASP048 License Agreement dated July 15, 1993. (1)
 10.18 MIL-SPEC Octal-C40 Program ("MIL-SPEC Octal") by and between TI and the Company dated March 28, 1994. (1)
 10.19 Dual MVP Digital Computer Board License Agreement by and between TI and the Company dated January 12, 1995. (1)
 11     Computation of per share net income. (2)
 23     Consent of Arthur Andersen LLP. (2)
 27     Financial Data Schedule. (2)


(1) Incorporated by reference to Exhibit of same number to the Company's Registration Statement on Form S-1, as amended and on file with the Securities and Exchange Commission (file no. 33-95852).
(2)  Filed herewith.