Form 10-Q
period 1996-09-30
MIZAR INC \DE\
filed 1996-11-13
CIK 949587

                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D. C.  20549

                     -------------------------------------


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996         Commission File Number  0-26858


                                  MIZAR, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                              41-1425902
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)



    2410 Luna Road                                               75006
    Carrollton, Texas                                          (Zip Code)
(Address of principal executive offices)


                                (972) 277-4600
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                 No
   --------------            --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
                 Class                                  November 12,1996
                 -----                                  ----------------

 Common Stock, par value $0.01 per share                   4,965,692

                                  MIZAR, INC.

                                   Form 10-Q
                    For the Quarter Ended September 30, 1996

                                     INDEX

                                                               Page No.
                                                               --------
PART I.  FINANCIAL  INFORMATION

Item 1.     Financial Statements

            Balance Sheets
            September 30, 1996 and June 30, 1996                     3

            Statements of Income
            for the three months ended
            September 30, 1996 and 1995                              4

            Statements of Cash Flows
            for the three months ended
            September 30, 1996 and 1995                              5

            Notes to Financial Statements                          6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8-9

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                          11

                                  Mizar, Inc.

                                Balance Sheets
                    (in thousands, except number of shares)

                                                                                    September 30,   June 30,
                                                                                        1996         1996
                                                                                       -------      -------
                                        ASSETS
                                        ------
Current assets:
    Cash and cash equivalents                                                          $ 2,013      $ 1,550
    Marketable securities, at fair value                                                 8,638       10,127
    Interest receivable on marketable securities                                           158          159
    Accounts receivable, net of allowances of $128 and $123, respectively                2,584        1,319
    Inventories, net                                                                     1,799        1,456
    Prepaids and other                                                                     148          167
    Deferred tax asset                                                                     812          790
                                                                                       -------      -------
            Total current assets                                                        16,152       15,568
                                                                                       -------      -------

Certificate of deposit                                                                     101          100
Plant and equipment:
     Machinery and equipment                                                             1,602        1,376
     Furniture and fixtures                                                                229          175
                                                                                       -------      -------
                                                                                         1,831        1,551
     Less accumulated depreciation                                                      (1,260)      (1,170)
                                                                                       -------      -------
            Plant and equipment, net                                                       571          381
                                                                                       -------      -------
Other assets                                                                                38           46
                                                                                       -------      -------
            Total assets                                                               $16,862      $16,095
                                                                                       =======      =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
     Accounts payable                                                                  $   778      $   584
     Accrued compensation                                                                  203          191
     Other current liabilities                                                             732          636
     Current maturities of capital lease obligations                                         9           13
                                                                                       -------      -------
            Total current liabilities                                                    1,722        1,424
                                                                                       -------      -------

Capital lease obligations                                                                    -            2
                                                                                       -------      -------
            Total liabilities                                                            1,722        1,426
                                                                                       -------      -------

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       no shares issued and outstanding at September 30 and June 30, 1996,
       respectively                                                                          -            -
     Common stock, $.01 par value; 25,000,000 shares authorized;
       5,468,063 and  5,472,242 issued at September 30 and June 30, 1996, respectively, and 4,965,692 and 4,968,009 shares outstanding at
       September 30 and June 30, 1996, respectively                                         55           55
     Additional paid-in capital                                                         13,667       13,656
     Net unrealized loss on marketable securities                                          (42)         (66)
     Retained earnings                                                                   2,049        1,610
                                                                                       -------      -------
                                                                                        15,729       15,255
                                                                                       -------      -------
     Less -- treasury stock, at cost                                                      (589)        (586)
                                                                                       -------      -------
                         Total stockholders' equity                                     15,140       14,669
                                                                                       -------      -------
                         Total liabilities and stockholders' equity                    $16,862      $16,095
                                                                                       =======      =======

      The accompanying notes are an integral part of these financial statements.

                                  Mizar, Inc.

                             Statements of Income
                   (in thousands, except per share amounts)

                                                                  Three Months Ended
                                                                    September 30,
                                                                   1996        1995
                                                                 --------     -------
Net sales                                                         $ 3,025     $ 4,458
Cost of sales                                                       1,380       1,876
                                                                  -------     -------

                    Gross margin                                    1,645       2,582

Operating expenses:
     Sales and marketing                                              464         664
     Product development and engineering                              474         394
     General and administrative                                       351         232
                                                                  -------     -------

                    Total operating expenses                        1,289       1,290
                                                                  -------     -------

Operating income                                                      356       1,292
                                                                  -------     -------

Other income (expense):
     Interest income                                                  135          55
     Interest expense and other                                        -          (81)
                                                                  -------     -------

                    Total other income (expense)                      135         (26)
                                                                  -------     -------

Income before provision for income taxes                              491       1,266
                                                                  -------     -------

Provision for income taxes                                             52         133

Net income                                                        $   439      $1,133
                                                                  =======      ======

Primary net income per share                                      $  0.08      $ 0.26
                                                                  =======      ======

Fully diluted net income per share                                $  0.08      $ 0.22
                                                                  =======      ======

Weighted average common shares outstanding:
      Primary                                                       5,579       4,388
                                                                  =======      ======
      Fully diluted                                                 5,579       5,259
                                                                  =======      ======

The accompanying notes are an integral part of these financial statements.

                                  Mizar, Inc.

                           Statements of Cash Flows
                                (in thousands)

                                                                                                         Three Months Ended
                                                                                                            September 30,
                                                                                                        1996             1995
                                                                                                       -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                        $   439          $ 1,133
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities -
            Depreciation                                                                                    90               65
            Amortization of deferred loan costs                                                              -                3
            Prepaid rent                                                                                    (4)              (4)
                                                                                                       -------          -------
                                                                                                           525            1,197
     Changes in assets and liabilities -
            Accounts receivable, net                                                                    (1,265)          (1,001)
            Interest receivable on marketable securities                                                     1             -
            Inventories, net                                                                              (343)            (253)
            Prepaid expenses                                                                               (16)             (28)
            Other assets                                                                                    12               10
            Accounts payable                                                                               194               93
            Accrued liabilities                                                                            108              464
                                                                                                       -------          -------
                         Net cash provided by (used in) operating activities                              (784)             482
                                                                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery and equipment                                                           (280)             (62)
           Proceeds from dispositions of machinery and equipment                                             -                -
           Net sales (purchases) of marketable securities                                                1,525              (96)
                                                                                                       -------          -------
                         Net cash provided by (used in) investing activities                             1,245             (158)
                                                                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock (net)                                                                         -            6,797
          Receivable from IPO proceeds                                                                       -           (7,197)
          Exercise of stock warrants and options (net of employee loans)                                    11              183
          Purchase of treasury stock                                                                        (3)              -
          Net payments on long-term debt, capital lease obligations, and
             subordinated debentures                                                                        (6)              (6)
                                                                                                       -------          -------
                         Net cash provided by (used in) financing activities                                 2             (223)
                                                                                                       -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  463              101
CASH AND CASH EQUIVALENTS, beginning of year                                                             1,550            3,710
                                                                                                       -------          -------
CASH AND CASH EQUIVALENTS, end of year                                                                 $ 2,013          $ 3,811
                                                                                                       =======          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
          Cash paid for interest                                                                       $     -          $    27
          Cash paid for income taxes                                                                        16               21
          Common stock issued in conversion of convertible debentures                                        -            1,048


  The accompanying notes are an integral part of these financial statements.

                                  MIZAR,  INC.

                     Notes to Interim Financial Statements

1.  Basis of Presentation

  While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996. Certain previously reported amounts have been reclassified to conform with the current year presentation. The results of operations for the period ended September 30, 1996, are not necessarily indicative of results to be expected for the year ending June 30, 1997.

2.  Marketable Securities

  The Company has invested a portion of its available cash balances in marketable securities with original maturities not exceeding three years. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has determined that all marketable securities should be classified as available for sale securities. Accordingly, these securities are reported at their respective market values and are classified as current assets. The Company's results from operations will include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of federal government securities, commercial paper, certificates of deposit, and corporate bonds.

3.    Inventories

  Net inventories at September 30, 1996 and June 30, 1996, consisted of the following (in thousands):

                                          September 30, 1996   June 30, 1996
                                          -------------------  --------------
Raw materials                                    $1,076            $  749
Work-in-process                                     753               688
Finished goods                                      274               278
                                                 ------            ------
                                                  2,103             1,715
Less--allowance for excess and obsolete            (304)             (259)
 inventory                                       ------            ------
Net inventory                                    $1,799            $1,456
                                                 ======            ======

4.  Income Taxes

  The Company's effective income tax rate as reflected in the accompanying income statement for the three months ended September 30, 1996, has been significantly impacted by the utilization of net operating loss carryforwards. During the three months ended September 30, 1996, the impact of accounting for net operating loss carryforwards yielded an effective tax rate of approximately 11%. During fiscal year 1996, the Company's accounting for income taxes was further impacted by the recognition of a deferred tax asset of $790,000. The Company believes that it is more likely than not that it will be able to realize this asset, which is also associated with a net operating loss carryforward. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance associated with the net operating loss carryforward was reduced and the $790,000 asset was recognized.

                                  MIZAR,  INC.

                     Notes to Interim Financial Statements

5.  Income Per Share

  Primary and fully diluted income per share were computed by dividing net income, as adjusted in the FY96 fully diluted calculation for interest expense on the subordinated debentures, by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in both primary and fully diluted income per share are stock options using the treasury stock method. For the quarter ended September 30, 1996, both primary income per share and fully diluted income per share were computed using the average fair market price, which was higher than the ending market price. Shares used in primary and fully diluted income per share calculations are presented below.

                                               Primary          Fully Diluted
                                          ------------------  ------------------
                                          Three Months Ended  Three Months Ended
                                            September 30,       September 30,
                                            1996      1995      1996      1995
                                          --------  --------  ---------  -------
Weighted average common stock
    outstanding during the period            4,966     3,360      4,966    3,360
Common stock equivalents of employee
    stock programs                             613     1,028        613    1,037
Common stock equivalents of                    N/A       N/A        N/A      862
 convertible debt                            -----     -----     ------    -----
Shares used in net income per share
 calculation                                 5,579     4,388      5,579    5,259
                                             =====     =====      =====    =====

6.  Recently Adopted Accounting Pronouncements

  Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this standard is required for financial statements for fiscal years beginning after
December 15, 1995.    The Company has adopted this standard for fiscal 1997, and does not believe the impact of the adoption will be material.

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

                                  MIZAR,  INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations
---------------------

  During the quarter ended September 30, 1996, the Company reported net sales of $3,025,000, a 32% decrease over the same period in the prior year. The decline is due to a number of customers which have delayed projects or programs, which in part was due to the ongoing federal budget negotiations. In addition, other customers have experienced development and product deployment delays which have negatively impacted the Company's short-term revenue performance. DSP-based product sales comprised approximately 78% and 63% of net sales during the quarters ended September 30, 1996 and 1995, respectively.

  Gross margin percent for the quarter ended September 30, 1996 was 54%, as compared to 58% for the same period in the prior year. Gross margins in the quarter ended September 30, 1995, were positively impacted by relatively high production volumes experienced in the quarter and the resultant positive impact of fixed production costs being spread over more units of production. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume related efficiencies and changes in customer and specific product mix. Such changes in customer and specific product mix will continue to impact gross margin percentages in a similar fashion during future reporting periods as DSP products comprise a larger percentage of sales, but presumably will develop more consistency as the DSP market matures.

  During the three months ended September 30, 1996, operating expenses were $1,289,000, or 43% of net sales, as compared to $1,290,000, or 29% of net sales, during the same period in the prior year. Expressed in absolute dollars, total operating expenses were relatively flat when compared to the prior year. Absolute spending levels for sales and marketing decreased on a comparative basis primarily as a result of reduced levels of marketing expenditures. Engineering project related expenses increased on a comparative basis as did general and administrative expenses due primarily to headcount additions.

  Interest income for the quarter ended September 30, 1996 was $135,000, as compared to $55,000 for the same period in the prior year. The increase in interest income is primarily the result of earnings from marketable securities purchased with the net proceeds of the Company's IPO.

  The Company reported net income of $439,000 for the quarter ended September 30, 1996, as compared to $1,133,000 during the same period in the prior year. The decrease in the three months ended September 30, 1996, as compared to the same period in the prior year, is primarily due to the decrease in net sales.

Liquidity and Capital Resources
-------------------------------

  Net working capital at September 30, 1996 was $14,430,000, an increase of $286,000 from June 30, 1996. A large portion of the Company's net sales in the quarter ended September 30, 1996, occurred in the month of September which
1)resulted in relatively large trade receivable balances in relation to historical levels and, 2) negatively impacted the Company's cash flows during the quarter.

  The Company believes that its near-term liquidity requirements will be met with cash flow from operations and existing cash and short-term investments.

                                  MIZAR,  INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995:

  Certain matters discussed or incorporated by reference in this Form 10-Q are forward-looking statements that involve risks and uncertainties. These risk factors include, but are not limited to, technological change, defense industry and federal government customer concentration, relationship with Texas Instruments Defense Systems and Electronics Group, commercial market uncertainties, dependence upon suppliers and subcontractors, dependence on key personnel, competition, quarterly fluctuations, and other risks indicated in filings with the Securities and Exchange Commission. These risk factors could materially affect the Company's operations and cause actual results to differ materially from those contained in forward-looking statements. For a more complete explanation of risk factors, please see Mizar's Form 10-K for the fiscal year ended June 30, 1996.

                                  MIZAR, INC.

                         Part II.     Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (exhibit reference numbers refer to Item 601 of  Regulation S-K)

      11(a) Computation of Per Share Income for the three month period ending September 30, 1996.

      27      Financial Data Schedule (filed electronically only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period.

                                  MIZAR, INC.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Mizar, Inc.


Date:  November 12, 1996         By   /s/  Charles D. Brockenbush
                                    -------------------------------------------
                                    Charles D. Brockenbush
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                DESCRIPTION
--------     ----------------------------
 11 (a)      Computation of Per Share Income

 27          Financial Data Schedule (filed electronically only)