Form 10-Q
period 1996-12-31
MIZAR INC \DE\
filed 1997-02-14
CIK 949587

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                       ---------------------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1996         Commission File Number  0-26858

                                  MIZAR, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                               41-1425902
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)




    2410 Luna Road                                                     75006
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
Yes      X                 No
   --------------            -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                  Class                                        February 5,1997
                  -----                                        ---------------


      Common Stock, par value $0.01 per share                     4,949,754

                                  MIZAR, INC.

                                   Form 10-Q
                    For the Quarter Ended December 31, 1996

                                     INDEX

                                                                  Page No.
                                                                  --------
PART I.     FINANCIAL  INFORMATION

Item 1.         Financial Statements

                Balance Sheets
                December 31, 1996 and June 30, 1996                    3

                Statements of Income
                for the three months and the six months ended
                December 31, 1996 and 1995                             4

                Statements of Cash Flows
                for the six months ended
                December 31, 1996 and 1995                             5

                Notes to Financial Statements                        6-7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8-9

PART II.    OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders   10

Item 6.         Exhibits and Reports on Form 8-K                      10


SIGNATURE                                                             11

                                            Mizar, Inc.

                                           Balance Sheets
                              (in thousands, except number of shares)

                                                                                                    December 31,    June 30,
                                                                                                        1996          1996
                                                                                                    ------------   ----------
                                               ASSETS
                                               ------
Current assets:
    Cash and cash equivalents                                                                        $    1,890    $    1,550
    Marketable securities, at fair value                                                                 10,074        10,286
    Accounts receivable, net of allowances of $83 and $123, respectively                                  2,133         1,319
    Inventories, net                                                                                      1,615         1,456
    Prepaids and other                                                                                      127           131
    Deferred tax asset                                                                                      804           826
                                                                                                     ----------    ----------
                         Total current assets                                                            16,643        15,568
                                                                                                     ----------    ----------

Certificate of deposit                                                                                       -            100
Plant and equipment:
     Machinery and equipment                                                                              1,736         1,376
     Furniture and fixtures                                                                                 313           175
                                                                                                     ----------    ----------
                                                                                                          2,049         1,551
     Less accumulated depreciation                                                                       (1,356)       (1,170)
                                                                                                     ----------    ----------
                         Plant and equipment, net                                                           693           381
                                                                                                     ----------    ----------
Other assets                                                                                                 41            46
                                                                                                     ----------    ----------
                         Total assets                                                                $   17,377    $   16,095
                                                                                                     ==========    ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
     Accounts payable                                                                                $      843    $      584
     Accrued compensation                                                                                   269           191
     Other current liabilities                                                                              493           636
     Current maturities of capital lease obligations                                                          7            13
                                                                                                     ----------    ----------
                         Total current liabilities                                                        1,612         1,424
                                                                                                     ----------    ----------

Capital lease obligations                                                                                    -              2
                                                                                                     ----------    ----------
                         Total liabilities                                                                1,612         1,426
                                                                                                     ----------    ----------

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued
           and outstanding at December 31 and June 30, 1996, respectively                                    -             -
     Common stock, $.01 par value; 25,000,000 shares authorized; 5,472,242 and 5,468,063 issued at December 31 and June 30, 1996, respectively, and 4,965,692 and
           4,968,009 shares outstanding at December 31 and June 30, 1996, respectively                       55            55
     Additional paid-in capital                                                                          13,932        13,656
     Net unrealized loss on marketable securities                                                           (26)          (66)
     Retained earnings                                                                                    2,393         1,610
                                                                                                     ----------    ----------
                                                                                                         16,354        15,255
                                                                                                     ----------    ----------
     Less -- treasury stock, at cost                                                                       (589)         (586)
                                                                                                     ----------    ----------
                         Total stockholders' equity                                                      15,765        14,669
                                                                                                     ----------    ----------
                         Total liabilities and stockholders' equity                                  $   17,377    $   16,095
                                                                                                     ==========    ==========


      The accompanying notes are an integral part of these financial statements.

                                  Mizar, Inc.

                             Statements of Income
                   (in thousands, except per share amounts)

    Three Months Ended                                                                            Six Months Ended
       December 31,                                                                                  December 31,
    1996        1995                                                                              1996        1995
 ----------  ----------                                                                        -----------  ----------
 $    3,389  $    3,952      Net sales                                                         $     6,414  $    8,410
      1,764       1,926      Cost of sales                                                           3,144       3,802
 ----------  ----------                                                                        -----------  ----------
      1,625       2,026                          Gross margin                                        3,270       4,608

                             Operating expenses:
        448         618           Sales and marketing                                                  912       1,282
        659         452           Product development and engineering                                1,133         846
        283         256           General and administrative                                           634         489
 ----------  ----------                                                                        -----------  ----------
      1,390       1,326                          Total operating expenses                            2,679       2,617

        235         700      Operating income                                                          591       1,991
 ----------  ----------                                                                        -----------  ----------
                             Other income (expense):
        149         135           Interest income                                                      284         191
        -            (2)          Interest expense and other                                           -           (83)
 ----------  ----------                                                                        -----------  ----------
        149         133                          Total other income                                    284         108

        384         833      Income before provision (benefit) for income taxes                        875       2,099
 ----------  ----------                                                                        -----------  ----------
         40        (696)     Provision (benefit) for income taxes                                       92        (563)

 $      344  $    1,529      Net income                                                        $       783  $    2,662
 ==========  ==========                                                                        ===========  ==========
 $     0.06  $     0.27      Primary net income per share                                      $      0.14  $     0.53
 ==========  ==========                                                                        ===========  ==========
 $     0.06  $     0.27      Fully diluted net income per share                                $      0.14  $     0.49
 ==========  ==========                                                                        ===========  ==========
                             Weighted average common shares outstanding:
      5,588       5,723           Primary                                                            5,575       5,060
 ==========  ==========                                                                        ===========  ==========
      5,589       5,723           Fully diluted                                                      5,579       5,491
 ==========  ==========                                                                        ===========  ==========


The accompanying notes are an integral part of these financial statements.

                                            Mizar, Inc.

                                      Statements of Cash Flows
                                           (in thousands)

                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                                1996             1995
                                                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $       783      $     2,662
     Adjustments to reconcile net income to net cash
        provided by operating activities -
            Depreciation                                                                             186              128
            Amortization of deferred loan costs                                                      -                  3
            Prepaid rent                                                                              (8)              (8)
            Deferred tax asset                                                                       -               (790)
     Changes in assets and liabilities -
            Accounts receivable, net                                                                (814)            (791)
            Inventories, net                                                                        (159)            (365)
            Prepaid expenses                                                                           4              (43)
            Other assets                                                                              13               24
            Accounts payable                                                                         259              458
            Accrued liabilities                                                                      (65)             178
                                                                                             -----------      -----------
                         Net cash provided by operating activities                                   199            1,456
                                                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery and equipment                                                     (498)            (159)
           Proceeds from dispositions of machinery and equipment                                     -                -
           Net sales (purchases) of marketable securities                                            374           (9,971)
                                                                                             -----------      -----------

                         Net cash used in investing activities                                      (124)         (10,130)
                                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Sale of common stock (net)                                                               -              6,834
            Exercise of stock warrants and options (net of employee loans and
               applicable tax effect)                                                                276              185
            Purchase of treasury stock                                                                (3)            (485)
            Net payments on long-term debt, capital lease obligations, and
               subordinated debentures                                                                (8)            (869)
                                                                                             -----------      -----------
                         Net cash provided by financing activities                                   265            5,665
                                                                                             -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 340           (3,009)
CASH AND CASH EQUIVALENTS, beginning of period                                                     1,550            3,710
                                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                                     $     1,890      $       701
                                                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
          Cash paid for interest                                                             $         1      $        71
          Cash paid for income taxes                                                                  16               57
          Common stock issued in conversion of convertible debentures                                  -            1,048



   The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                     Notes to Interim Financial Statements

1.  Basis of Presentation

    While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996, as included in the Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with the current year presentation. The results of operations for the period ended December 31, 1996, are not necessarily indicative of results to be expected for the year ending June 30, 1997.

2.  Marketable Securities

    The Company has invested a portion of its available cash balances in marketable securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has determined that all marketable securities should be classified as available for sale securities. Accordingly, these securities are reported at their respective market values and are classified as current assets. The Company's results from operations will include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of direct and implied obligations of the U. S. Government, commercial paper, certificates of deposit, and corporate bonds.

3.    Inventories

      Net inventories at December 31, 1996 and June 30, 1996, consisted of the following (in thousands):

                                          December 31, 1996   June 30, 1996
                                          ------------------  --------------
Raw materials                                        $1,147          $  749
Work-in-process                                         555             688
Finished goods                                          230             278
                                                     ------          ------
                                                      1,932           1,715
Less--allowance for excess and obsolete                (317)           (259)
 inventory                                           ------          ------
Net inventory                                        $1,615          $1,456
                                                     ======          ======

4.  Income Taxes

    The Company's effective income tax rate as reflected in the accompanying income statement for the three months and the six months ended December 31, 1996, has been significantly impacted by the utilization of net operating loss carryforwards. During the three months and six months ended December 31, 1996, the impact of accounting for net operating loss carryforwards yielded an effective tax rate of approximately 11%. During the second quarter of fiscal year 1996, the Company's accounting for income taxes was further impacted by the recognition of a deferred tax asset of $790,000. The Company believes that it is more likely than not that it will be able to realize this asset, which relates to the estimated value to be derived from utilizing net operating loss carryforwards in future accounting periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance associated with the net operating loss carryforward was reduced and the $790,000 asset was recognized.

                                 MIZAR,  INC.

                     Notes to Interim Financial Statements

5.  Income Per Share

    Primary and fully diluted income per share were computed by dividing net income, as adjusted in the fiscal year 1996 fully diluted calculation for interest expense on the subordinated debentures, by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in both primary and fully diluted income per share are stock options using the treasury stock method. For both the quarter and the six months ended December 31, 1996, primary income per share was computed using the average fair market price, and fully diluted income per share was computed using the ending market price, which was higher than the average fair market price. For the quarter and the six months ended December 31, 1995, both primary and fully diluted income per share were computed using the average market price, which was higher than the ending market price. Shares used in primary and fully diluted income per share calculations are presented below (in thousands):


                                        Primary            Fully Diluted
                                        -------            --------------
                                  Three Months Ended     Three Months Ended
                                     December 31,           December 31,
                                    1996      1995         1996      1995
                                    ----      ----         ----      ----
Weighted average common
 stock outstanding during the
  period                            4,966    4,925         4,966     4,925
Common stock equivalents
 of employee stock programs           622      798           623       798
                                    -----    -----         -----     -----
Shares used in net income
 per share calculation              5,588    5,723         5,589     5,723
                                    =====    =====         =====     =====

                                        Primary           Fully Diluted
                                        -------           -------------
                                    Six Months Ended     Six Months Ended
                                       December 31,        December 31,
                                       1996   1995         1996   1995
                                       ----   ----         ----   ----
Weighted average common
 stock outstanding during the
  period                              4,966  4,143        4,966  4,143
Common stock equivalents
 of employee stock programs             609    917          613    917
Common stock equivalents                N/A    N/A          N/A    431
 of convertible debt                  -----  -----        -----  -----
Shares used in net income
 per share calculation                5,575  5,060        5,579  5,491
                                      =====  ======       =====  =====

6.    Recently Adopted Accounting Pronouncements

      Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this standard is required for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted this standard for fiscal 1997, and the impact of the adoption is not material.

      Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This standard, which establishes a fair value method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, with disclosure of pro forma net income and net income per share under SFAS No.
123.  SFAS No. 123 is effective for years beginning after December 15, 1995.
The Company has elected to continue to follow the requirements of APB Opinion No. 25, with the pro forma disclosure requirements promulgated by SFAS No. 123 for fiscal year 1997. The impact of the adoption is not material.

                                  MIZAR,  INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations
---------------------

     For the three months ended December 31, 1996, the Company reported net sales of $3,389,000, as compared to $3,952,000 in the same period of the prior year. DSP-based sales were $2,677,000, or 79% of total sales during the quarter. On a comparative basis, sales from DSP-based products were $2,696,000, or 68% of total revenues during the same quarter in the prior year. Sales from non-DSP products declined to $712,000 as compared to $1,256,000 during the same period in the prior year and generally will continue to decline. The Company has reported two consecutive sequential increases in revenues since the fourth quarter of fiscal 1996 due to increased shipments of DSP-based products. The timing of customer order flow for DSP-based products can be irregular and is significantly impacted by federal funding decisions. Further impacting customer order flow are customer development and product deployment delays. Delivery schedules explicit in recent customer orders suggest that overall revenue growth may continue to be irregular. For the six months ended December 31, 1996, the Company reported net sales of $6,414,000, as compared to $8,410,000 in the same period of the prior year. This decline on a comparative basis can be attributed to the same factors described above especially as it relates to federal funding decisions.

      Gross margin percent for the quarter ended December 31, 1996, was 48%, as compared to 51% for the same period in the prior year. This decline can be generally attributed to provisions made for obsolete inventory, warranty and production related scrap. Gross margin percent for the six months ended December 31, 1996, was 51%, as compared to 55% for the same period in the prior year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume related efficiencies and changes in customer and specific product mix. Such changes in customer and specific product mix may continue to impact gross margin percentages in a similar fashion during future reporting periods as DSP products comprise a larger percentage of sales.

      During the three months ended December 31, 1996, operating expenses were $1,390,000, or 41% of net sales, as compared to $1,326,000, or 34% of net sales, during the same period in the prior year. During the six months ended December 31, 1996, operating expenses were $2,679,000, or 42% of net sales, as compared to $2,617,000, or 31% of net sales, during the same period in the prior year. For both the quarter and the six months ended December 31, 1996, expressed in absolute dollars, total operating expenses increased slightly when compared to the prior year. Absolute spending levels for sales and marketing decreased on a comparative basis due to a number of factors including reduced levels of discretionary marketing expenditures and reduced sales commissions. Engineering and product development related expenses increased on a comparative basis as did general and administrative expenses due primarily to personnel additions.

      Interest income for the quarter ended December 31, 1996, was $149,000, as compared to $135,000 for the same period in the prior year. Interest income for the six months ended December 31, 1996, was $284,000, as compared to $191,000 for the same period in the prior year. The increase in interest income is primarily the result of earnings from marketable securities purchased with the net proceeds of the Company's IPO.

      The Company reported net income of $344,000 for the quarter ended December 31, 1996, as compared to $1,529,000 during the same period in the prior year. Net income for the six months ended December 31, 1996, was $783,000, as compared to $2,662,000 during the same period in the prior year. The decrease in net income for both the quarter and the six months ended December 31, 1996, as compared to the same periods in the prior year, is due to the recognition of a $790,000 deferred tax asset and a decrease in net sales. Net income per share for both the quarter and the six months ended December 31, 1995, is positively impacted by approximately $0.14 per share due to the recognition of the $790,000 tax asset.

                                  MIZAR, INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Liquidity and Capital Resources
-------------------------------

      Net working capital at December 31, 1996, was $15,031,000, an increase of $887,000 from June 30, 1996. Total cash, cash equivalents and marketable securities were $11,964,000 as of December 31, 1996.

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

                                  MIZAR, INC.

                        Part II.     Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on November 14, 1996. The only action taken was the election of the Board of Directors. The five directors that were currently serving as directors on the date of the stockholders' meeting were re-elected at the Annual Meeting. The directors are David H. Irwin, Douglas E. Johnson, John L. Rynearson, Robert G. Smith, and Samuel K. Smith, and the applicable vote tabulations for each are as follows:

                               Shares       Shares        Shares
                                 For        Against     Abstaining
                              ---------     -------     ----------
     David H. Irwin           4,281,442      1,970        14,650
     Douglas E. Johnson       4,282,342      1,070        14,650
     John L. Rynearson        4,282,342      1,070        14,650
     Robert G. Smith          4,281,942      1,470        14,650
     Samuel K. Smith          4,281,842      1,570        14,650


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

      11(a) Computation of Per Share Income for the three months ended December 31, 1996 and 1995.

      11(b) Computation of Per Share Income for the six months ended December 31, 1996 and 1995.

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


                                  Mizar, Inc.


Date:  February 14, 1997          By    /s/  Charles D. Brockenbush
                                  ----------------------------------
                                       Charles D. Brockenbush
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
--------   ----------------------------
11 (a) Computation of Per Share Income for the three months ended December 31, 1996 and 1995.

11 (b) Computation of Per Share Income for the six months ended December 31, 1996 and 1995.

27         Financial Data Schedule (filed electronically only).