Form 10-Q
period 1997-03-31
MIZAR INC \DE\
filed 1997-05-14
CIK 949587

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                             --------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997          Commission File Number  0-26858


                                  MIZAR, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                         41-1425902
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)



        2410 Luna Road                                      75006
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
               Yes  X    No
                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
            Class                                      May 9,1997
            -----                                    --------------

Common Stock, par value $0.01 per share                 4,950,322

                                  MIZAR, INC.

                                   Form 10-Q
                     For the Quarter Ended March 31, 1997

                                     INDEX

                                                              Page No.
PART I.     FINANCIAL INFORMATION                             --------

Item 1.     Financial Statements

            Balance Sheets
            March 31, 1997 and June 30, 1996                       3

            Statements of Operations
            for the three months and the nine months ended
            March 31, 1997 and 1996                                4

            Statements of Cash Flows
            for the nine months ended
            March 31, 1997 and 1996                                5

            Notes to Interim Financial Statements                6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        8-9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                      10


SIGNATURE                                                         11

                                  MIZAR, INC.

                                BALANCE SHEETS
                    (in thousands, except number of shares)

                                                                                                  March 31,      June 30,
                                                                                                    1997           1996
                                                                                                 ----------     ----------
                                                                                                 (unaudited)
                                            ASSETS
                                            ------
Current assets:
    Cash and cash equivalents                                                                     $ 2,546         $ 1,550
    Marketable securities, at fair value                                                            9,069          10,286
    Accounts receivable, net of allowances of $77 and $123, respectively                            1,330           1,319
    Income tax refund receivable                                                                       67              -
    Inventories, net                                                                                1,493           1,456
    Prepaid expenses and other                                                                        103             131
    Deferred tax asset                                                                                813             826
                                                                                                  -------         -------
         Total current assets                                                                      15,421          15,568
                                                                                                  -------         -------
Certificate of deposit                                                                                 -              100
Plant and equipment:
     Machinery and equipment                                                                        2,027           1,376
     Furniture and fixtures                                                                           328             175
                                                                                                  -------         -------
                                                                                                    2,355           1,551
     Less accumulated depreciation                                                                 (1,480)         (1,170)
                                                                                                  -------         -------
         Plant and equipment, net                                                                     875             381
                                                                                                  -------         -------
Other assets                                                                                           45              46
                                                                                                  -------         -------
         Total assets                                                                             $16,341         $16,095
                                                                                                  =======         =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Current liabilities:
     Accounts payable                                                                               $ 662           $ 584
     Accrued compensation                                                                             167             191
     Other current liabilities                                                                        424             636
     Current maturities of capital lease obligations                                                    4              13
                                                                                                  -------         -------
         Total current liabilities                                                                  1,257           1,424
                                                                                                  -------         -------
Capital lease obligations                                                                               -               2
                                                                                                  -------         -------
        Total liabilities                                                                           1,257           1,426
                                                                                                  -------         -------

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued
        and outstanding at March 31, 1997 and June 30, 1996, respectively                               -              -
     Common stock, $.01 par value; 25,000,000 shares authorized; 5,472,810 and 5,468,063 issued at March 31, 1997 and June 30, 1996, respectively, and 4,950,322 and
        4,968,009 shares outstanding at March 31, 1997 and June 30, 1996, respectively                 55              55
     Additional paid-in capital                                                                    13,934          13,656
     Net unrealized loss on marketable securities                                                     (42)            (66)
     Retained earnings                                                                              1,728           1,610
                                                                                                  -------         -------
                                                                                                   15,675          15,255
                                                                                                  -------         -------
     Less -- treasury stock, at cost                                                                 (591)           (586)
                                                                                                  -------         -------
         Total stockholders' equity                                                                15,084          14,669
                                                                                                  -------         -------
         Total liabilities and stockholders' equity                                               $16,341         $16,095
                                                                                                  =======         =======

The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


 Three Months Ended                                                                         Nine Months Ended
     March 31,                                                                                  March 31,
   1997        1996                                                                          1997         1996
 -------     -------                                                                        -------      -------
 $ 2,203     $ 3,255        Net sales                                                       $ 8,617      $11,665
   1,402       1,583        Cost of sales                                                     4,546        5,385
 -------     -------                                                                        -------     --------

     801       1,672                              Gross margin                                4,071        6,280

                            Operating expenses:
     482         599               Sales and marketing                                        1,394        1,881
     868         371               Product development and engineering                        2,001        1,217
     339         214               General and administrative                                   973          706
 -------     -------                                                                        -------     --------

   1,689       1,184                              Total operating expenses                    4,368        3,804
 -------     -------                                                                        -------     --------

    (888)        488        Operating income (loss)                                            (297)       2,476
 -------     -------                                                                        -------     --------

                            Other income (expense):
     156         145               Interest income                                              440          335
       -          (1)              Interest expense and other                                     -          (80)
 -------     -------                                                                        -------     --------

     156         144                              Total other income                            440          255
 -------     -------                                                                        -------     --------

    (732)        632        Income (loss) before provision (benefit) for income taxes           143        2,731
 -------     -------                                                                        -------     --------

     (67)         53        Provision (benefit) for income taxes                                 25         (510)

 $  (665)    $   579        Net income (loss)                                               $   118     $  3,241
 =======     =======                                                                        =======     ========

 $ (0.13)    $  0.10        Primary net income (loss) per share                             $  0.02     $   0.62
 =======     =======                                                                        =======     ========

 $ (0.13)    $  0.10        Fully diluted net income (loss) per share                       $  0.02     $   0.59
 =======     =======                                                                        =======     ========
                            Weighted average common shares outstanding:
   4,950       5,670                Primary                                                   5,570        5,264
 =======     =======                                                                        =======     ========

   4,950       5,670                Fully diluted                                             5,570        5,552
 =======     =======                                                                        =======     ========

  The accompanying notes are an integral part of these financial statements.

                                      MIZAR, INC.

                               STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                           1997             1996
                                                                                          ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $   118          $  3,241
     Adjustments to reconcile net income to net cash
        provided by operating activities -
            Depreciation                                                                     310               195
            Amortization of deferred loan costs                                                -                 3
            Prepaid rent                                                                     (12)              (12)
            Deferred tax asset                                                                 -              (790)
     Changes in assets and liabilities -
            Accounts receivable, net                                                         (11)             (218)
            Income tax refund receivable                                                     (67)                -
            Inventories, net                                                                 (37)              (97)
            Prepaid expenses                                                                  28               (27)
            Other assets                                                                      13                38
            Accounts payable                                                                  78                43
            Accrued liabilities                                                             (236)             (196)
                                                                                         -------          --------
                         Net cash provided by operating activities                           184             2,180
                                                                                         -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery, equipment, furniture and fixtures                        (804)             (294)
           Proceeds from dispositions of machinery and equipment                               -                 -
           Net sales (purchases) of marketable securities                                  1,354           (10,449)
                                                                                         -------          --------
                         Net cash used in investing activities                               550           (10,743)
                                                                                         -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Sale of common stock (net)                                                         -             6,834
            Exercise of stock warrants and options (net of employee loans and
               tax effect)                                                                   278               206
            Purchase of treasury stock                                                        (5)             (485)
            Net payments on long-term debt, capital lease obligations, and
               subordinated debentures                                                       (11)             (876)
                                                                                         -------          --------
                         Net cash provided by financing activities                           262             5,679
                                                                                         -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         996            (2,884)
CASH AND CASH EQUIVALENTS, beginning of period                                             1,550             3,710
                                                                                         -------          --------
CASH AND CASH EQUIVALENTS, end of period                                                 $ 2,546          $    826
                                                                                         -------          --------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
            Cash paid for interest                                                       $     1          $     71
            Cash paid for income taxes                                                        29               124
            Common stock issued in conversion of convertible debentures                        -             1,048


  The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                     Notes to Interim Financial Statements
                            March 31, 1997 and 1996

1.  Basis of Presentation

    While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996, as included in the Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with the current year presentation. The interim results of operations for the period ended March 31, 1997, are not necessarily indicative of results to be expected for the year ending June 30, 1997.

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

3.  Inventories

    Inventories at March 31, 1997 and June 30, 1996, consisted of the following (in thousands):

                        March 31, 1997  June 30, 1996
                        --------------  -------------
    Raw materials               $  819         $  591
    Work-in-process                556            686
    Finished goods                 118            179
                                ------         ------
    Inventories, net            $1,493         $1,456
                                ======         ======

4.  Income Taxes

    The Company's effective income tax rate as reflected in the accompanying interim statements of operations has been significantly impacted by the utilization of net operating loss carryforwards. During the second quarter of fiscal year 1996, the Company's accounting for income taxes was further impacted by the recognition of a deferred tax asset of $790,000. The Company believes that it is more likely than not that it will be able to realize this asset, which relates to the estimated value to be derived from utilizing net operating loss carryforwards in future accounting periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance associated with the net operating loss carryforward was reduced and the $790,000 asset was recognized in the Company's second fiscal quarter of 1996.

                                  MIZAR, INC.

                     Notes to Interim Financial Statements
                            March 31, 1997 and 1996

5.  Income (Loss) Per Share

    Primary and fully diluted loss per share for the quarter ended March 31, 1997, was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the quarter. Primary and fully diluted income per share for the nine months ended March 31, 1997, and for both the quarter and the nine months ended March 31, 1996, were computed by dividing net income, as adjusted in the fiscal year 1996 fully diluted calculation for interest expense on the subordinated debentures, by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in both primary and fully diluted income per share are stock options using the treasury stock method. Common stock equivalents calculated under the treasury stock method were computed using the average market price, which was higher than the ending market price. Shares used in primary and fully diluted income (loss) per share calculations are presented below (in thousands):

                                               Primary          Fully Diluted
                                          ------------------  ------------------
                                          Three Months Ended  Three Months Ended
                                              March 31,           March 31,
                                            1997      1996      1997      1996
                                            ----      ----      ----      ----
Weighted average common stock
 outstanding during the period              4,950     4,932     4,950     4,932
Common stock equivalents of stock             N/A       738       N/A       738
 programs                                   -----     -----     -----     -----
Shares used in net income (loss) per        4,950     5,670     4,950     5,670
 share calculation                          =====     =====     =====     =====

                                               Primary          Fully Diluted
                                          ------------------  ------------------
                                          Nine Months Ended   Nine Months Ended
                                              March 31,           March 31,
                                            1997      1996       1997     1996
                                            ----      ----       ----     ----
Weighted average common stock
 outstanding during the period              4,961     4,404      4,961    4,404
Common stock equivalents of stock
 programs                                     609       860        609      860
Common stock equivalents of convertible
 debt                                         N/A       N/A        N/A      288
                                            -----     -----      -----    -----
Shares used in net income per share
 calculation                                5,570     5,264      5,570    5,552
                                            =====     =====      =====    =====

6.  Recently Adopted Accounting Pronouncements

    Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this standard is required for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted this standard for fiscal 1997, and the impact of the adoption has not been material.

    Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This standard, which establishes a fair value method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, with disclosure of pro forma net income and net income per share under SFAS No.
123. SFAS No. 123 is effective for years beginning after December 15, 1995. As permitted in SFAS No. 123, the Company has elected to continue to follow the requirements of APB Opinion No. 25, with the pro forma disclosure requirements promulgated by SFAS No. 123 for fiscal year 1997. The impact of the adoption has not been material.

                                 MIZAR,  INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations
---------------------

    For the three months ended March 31, 1997, the Company reported net sales of $2,203,000, as compared to $3,255,000 in the same period of the prior year. For the nine months ended March 31, 1997, the Company reported net sales of $8,617,000, as compared to $11,665,000 in the same period of the prior year. DSP-based product sales were $1,292,000, or 59% of total sales during the quarter. On a comparative basis, sales from DSP-based products were $1,926,000, or 59% of total sales during the same quarter in the prior year. DSP-based product sales were $6,332,000, or 73% of total sales for the nine months ended March 31, 1997, as compared to $7,446,000, or 64% of total sales during the same period in 1996. Sales in the third quarter of fiscal 1997 from non-DSP products were $911,000, as compared to $1,329,000 during the same period in the prior year. Revenues from non-DSP products are expected to continue to decline in future periods, however, near-term quarterly fluctuations in revenues from this product line will continue to occur. Bookings, which are generally realized upon receipt of a written purchase order or contract, were $2,949,000 in the third quarter of fiscal 1997, an increase of 21% when compared to bookings during the same period in fiscal 1996. The nature of customer bookings during fiscal 1997 has contributed to the decline in revenues on a comparative basis but, conversely has generated a customer order backlog of $6,323,000 at March 31, 1997, as compared to $1,719,000 at March 31, 1996. A much larger proportion of the customer orders received in fiscal 1997 have required some degree of adaptation of the Company's standard product line which in turn has resulted in longer lead times, a decline in revenues and thus an increase in backlog. Much of the adaptation is the result of harsh environmental requirements associated with deployed customer systems. This is considered to be a positive trend for Mizar, since previously a large proportion of the Company's DSP business were modest orders for relatively standard products which were used to prove a concept or deploy a small number of prototypes or systems.

    Gross margin percent for the quarter ended March 31, 1997, was 36%, as compared to 51% for the same period in the prior year. Gross margin percent for the nine months ended March 31, 1997, was 47%, as compared to 54% for the same period in the prior year. The decline in gross margin percent in fiscal 1997 is attributable to provisions taken for potentially obsolete inventory and the impact of fixed production costs being spread over fewer units of production. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume related efficiencies, changes in product and customer mix as well as the impact of provisions for obsolete inventory.

    During the three months ended March 31, 1997, operating expenses were $1,689,000, or 77% of net sales, as compared to $1,184,000, during the same period in the prior year. During the nine months ended March 31, 1997, operating expenses were $4,368,000, or 51% of net sales, as compared to $3,804,000 during the same period in the prior year. Absolute spending for sales and marketing activities decreased during these periods due to a number of factors including reduced levels of discretionary marketing expenditures and reduced sales commissions. Engineering and product development expenses have increased significantly on a comparative basis as a result of the effort to augment the Company's product line with environmentally rugged products capable of withstanding harsh operating conditions. Also, the Company has begun development of a new product which incorporates Texas Instruments' recently announced TMS320C6201 programmable fixed point DSP. This product is targeted for developers of a broad range of signal processing applications including telecommunications. General and administrative expenses increased on a comparative basis due primarily to personnel additions.

   Interest income for the quarter ended March 31, 1997, was $156,000, as compared to $145,000 for the same period in the prior year. Interest income for the nine months ended March 31, 1997, was $440,000, as compared to $335,000 for the same period in the prior year. The increase in interest income is primarily the result of earnings from marketable securities purchased with the net proceeds of the Company's IPO.

                                 MIZAR,  INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

    The Company reported a net loss of $665,000 for the quarter ended March 31, 1997, as compared to net income of $579,000 during the same period in the prior year. Net income for the nine months ended March 31, 1997, was $118,000, as compared to $3,241,000 during the same period in the prior year. The decrease in net income for both the quarter and the nine months ended March 31, 1997, as compared to the same periods in the prior year, is due to the decrease in net sales, the increase in operating expenses, and the recognition of a $790,000 deferred tax asset in the fiscal quarter ended December 31, 1996.

Liquidity and Capital Resources
-------------------------------

    The Company's total cash, cash equivalents and purchased marketable securities were $11,615,000 at March 31, 1997, as compared to $11,936,000 at June 30, 1996. Net working capital at March 31, 1997, was $14,164,000, as compared to $14,144,000 at June 30, 1996, an increase of $20,000.

    Expenditures for capital equipment are $804,000 for the nine months ended March 31, 1997 as compared to $294,000 in the prior year. Included in the current year expenditures are investments in tools and equipment for product development efforts as well as expenditures related to facility expansion and remodeling.

    The Company believes that its near-term liquidity requirements will be met with cash flow from operations and existing cash and short-term investments.



Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995:

    Certain matters discussed or incorporated by reference in this Form 10-Q are forward-looking statements that involve risks and uncertainties. These risk factors include, but are not limited to, rapid technological change, defense industry and federal government customer concentration, relationship with Texas Instruments Defense Systems and Electronics Group, commercial market uncertainties, dependence upon suppliers and subcontractors, dependence on key personnel, competition, fluctuations in quarterly financial performance, and other risks indicated in filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings.

                                  MIZAR, INC.

                        Part II.     Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (exhibit reference numbers refer to Item 601 of  Regulation S-K)

      11(a) Computation of Per Share Income (Loss) for the three months ended March 31, 1997 and 1996.

      11(b) Computation of Per Share Income for the nine months ended March 31, 1997 and 1996.

      27     Financial Data Schedule (filed electronically only).

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the period.

                                  MIZAR, INC.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Mizar, Inc.


Date:  May 14, 1997                       By  /s/  Charles D. Brockenbush
                                             ----------------------------------
                                              Charles D. Brockenbush
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION
--------          ----------------------------
 11 (a)           Computation of Per Share Income (Loss) for the three months ended March 31, 1997 and 1996.

 11 (b) Computation of Per Share Income for the nine months ended March 31, 1997 and 1996.

 27               Financial Data Schedule (filed electronically only).