Form 10-K
period 1997-06-30
MIZAR INC \DE\
filed 1997-09-29
CIK 949587

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

     X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
   -----  Exchange Act of 1934 for the fiscal year ended June 30, 1997.

          Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934.

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

       Registrant's telephone number, including area code: (972) 277-4600

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 23, 1997 as reported on the Nasdaq National Market, was approximately $25,590,000.

As of September 23, 1997, Registrant had outstanding 5,135,976 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Proxy Statement for Registrant's
                1997 Annual Meeting of Stockholders to be held
         November 11, 1997 are incorporated by reference in Part III.

                                    PART I


ITEM 1.  BUSINESS


GENERAL

  Mizar designs, develops and markets multiprocessor digital signal processing ("DSP") computing sub-systems used primarily for real-time image and signal processing. The Company's products are typically sold to original equipment manufacturers in a variety of industries. All of the Company's DSP-based product line incorporates DSP microprocessors from Texas Instruments Incorporated ("TI"), the acknowledged market share leader in programmable DSPs. The Company continues to sell its prior generation of non-DSP computing sub-systems primarily to existing commercial customers for industrial automation applications.


DIGITAL SIGNAL PROCESSING

  Digital signal processing involves the mathematical manipulation and analysis of digitized light, sound and other naturally occurring analog wave forms. Examples of input devices which collect and digitize these analog wave forms include video cameras, radar arrays, digital x-ray cameras, sonar arrays and a variety of telecommunications devices. As compared to general computing, the mathematical algorithms used to manipulate digitized images, audio and speech use multiplication and addition functions more intensively. DSP microprocessors perform these functions in one clock cycle at millions of instructions per second, whereas non-DSP microprocessors may require several clock cycles to accomplish the same operation. Generally, the mathematical algorithms are applied in order to modify or improve a signal or image.


MULTIPROCESSOR DSP MARKETS AND APPLICATIONS

  Multiprocessor DSP is an enabling technology applicable to a diverse range of existing and emerging image processing applications.

  Communications. According to a published industry study, communications electronic equipment constitutes the largest market for DSPs. The largest communications markets for DSPs are cellular telephones, modems and copper bandwidth-enhancement devices such as the asymmetric digital subscriber loop ("ADSL"). The rapid proliferation of wireless communications throughout the world has created demand for electronic and computing devices that are capable of efficiently processing high transmission volume. The unique computing capabilities of DSPs make it particularly suited for the digital processing inherent in many forms of communications.

  Military and Aerospace Electronics.   The military and aerospace industry has
employed multiprocessor DSPs in many electronics applications. Although United States military spending is decreasing, the Company believes that spending for technological improvements and enhancements has not been reduced. Many defense applications place a premium on reduced size and weight for a given amount of computing power, particularly if the system is to be airborne, onboard a ship or in a battlefield vehicle. Therefore, defense applications often require maximum processing power within specific weight and size constraints.


  Machine Vision. The machine vision industry has historically used many types of enabling technology including programmable DSPs. Unlike the defense industry, space and weight constraints and operation in harsh environments are not as important in machine vision applications as is cost effectiveness. Machine vision systems typically include one or more video cameras and a real-time computer system which makes decisions and takes actions without human intervention.

  Other. Multiprocessor DSP technology is also used for applications such as machine vibration analysis and air traffic control radar systems.


STRATEGY

  Mizar's strategy is to use its depth of knowledge in multiprocessor DSP design to be the leading supplier of DSP computing sub-systems to the real-time image processing industry. Key elements of the Company's strategy include the following:

  Provide General Purpose Enabling DSP Technology. The Company has designed its DSP products for a broad range of defense and commercial applications. Because the Company's products are programmable, they are intended to interface with a wide variety of other components or application software supplied by Original Equipment Manufacturers ("OEMs"). The Company has focused its product line on those applications where high performance, product quality and reliability, rather than cost, are the customer's most important product considerations. The Company's programmable, general purpose products permit customers to decrease the time required to develop their products, with the benefit of "reduced time to market."

  Ruggedization Design Capability. The military and aerospace marketplace requires that many system components be able to operate in extended temperature and shock environments. Mizar's products are available in several ruggedized build options which address severe environmental conditions.

  Enhance Financial Stability.   The Company believes that commercial and
defense customers select suppliers based in part upon their financial condition, and therefore their perceived ability to meet long-term customer requirements. The completion of the Company's initial public offering in September 1995 has further enhanced the Company's financial stability.


RELATIONSHIP WITH TI DSEG/RAYTHEON COMPANY

  The Company has entered into a series of license agreements with TI's Defense Systems and Electronics Group ("DSEG") relating to the design of several DSP products. These licenses are exclusive, perpetual and world wide, subject to the Company's payment of required royalties and performance of its other obligations under the licenses. In fiscal 1997, the royalty expense related to these licenses was approximately $225,000. The royalties due pursuant to the majority of these licensing agreements were fully paid up in fiscal 1997. None of the licenses restrict the Company from developing independently non-licensed designs on a non-royalty basis or allowing the development of designs based on DSP microprocessors from suppliers other than TI. The licenses contain several other provisions, including the right of TI DSEG under certain conditions to use modifications of the licensed products and derivations thereof on a royalty-free basis. On July 11, 1997, TI completed the sale of it DSEG group to Raytheon Company. TI and the Company have executed an agreement whereby all of TI's rights and interests in the licensing agreements have been assigned to Raytheon Company.


MULTIPROCESSOR DSP PRODUCTS

  The Company offers products based on two families of TI DSP microprocessors, the TMS320C40 ("C40") and the TMS320C60 ("C60"), each of which is designed into VME computing environments. VME is an open bus which is very common to industrial and defense applications but rarely used in desktop or workstation computers. Descriptions of the Company's product lines follow:

  Commercial C40 on VME Product Line. This product line consists of a series of C40s on VME single board computers and associated operating software. Products are available in single, dual, quad and octal processor versions, all of which are generally software compatible. A variety of memory configurations and daughtercards is available.

  Ruggedized C40 on VME Product Line.   The Company offers a variety of harsh
environment DSP products using C40s in the VME computing environment. This product line is primarily aimed at defense applications in which a controlled environment may not always be present such as battlefield vehicles or aircraft.

  Commercial C60 on VME Product Line.   This product line is targeted for
developers of a broad range of signal processing applications, including telecommunications and defense applications. The C60 is a fixed point programmable DSP.


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


SALES AND MARKETING

  The Company uses its own direct sales force and, to a lesser extent, independent manufacturer's representatives and distributors to market its products. The Company's customers frequently require that a product be tailored to their particular requirements. The Company believes that it is advantageous to have its own employees interacting directly with customers in order to fully understand their requirements. Mizar's sales personnel generally have engineering backgrounds, which the Company believes enhances their ability to create relationships with their customer counterparts, who are typically design and systems engineers. The Company maintains regional sales offices on the West Coast and in the Northeast region of the United States and a sales office in the United Kingdom.


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

  Northrop Grumman Corp. and Lockheed Martin Corp. represented approximately 16% and 15%, respectively, of the Company's fiscal 1997 revenues. On July 3, 1997, Lockheed Martin Corp. and Northrop Grumman Corp. announced a merger plan.


BACKLOG

  The Company's backlog includes bookings based upon the receipt of a written purchase order or contract. It generally does not include options in contracts for additional quantities not covered by a current purchase order. The Company's backlog at June 30, 1997 was $7,729,000 as compared to $2,267,000 at June 30, 1996. The Company cautions readers who may utilize published bookings and backlog information as tools to forecast the

Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.


PRODUCT DEVELOPMENT

  Mizar has made a significant investment in its engineering group. The Company's current internal design strengths exist in areas such as DSP computing, high speed digital circuit design, architecture for multiprocessor computing, harsh environment architectures, driver and related software design and rapid customization of designs.

  With respect to VME based DSP products, the Company has augmented its internal research and development capability with licensed technology from TI DSEG, although the last license of technology with TI was in 1995.

  In February 1997, the Company announced the formation of its Telecommunications Products Group. The Telecommunications Products Group will be responsible for migrating the Company's extensive experience and expertise in designing and building real-time signal processing products to the telecommunications markets.

  During the last three fiscal years, Mizar incurred approximately $2,660,000, $1,652,000, and $1,577,000 of product development and engineering expenses, exclusive of royalties paid under the TI license agreements.


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


COMPETITION

  The industries and markets in which the Company operates are highly competitive, and the Company believes that competition is likely to intensify. Many of the Company's competitors have substantially greater financial resources, larger research, development and sales staffs as well as greater name recognition than the Company. The Company has direct competitors which use DSP technology similar to that of the Company. The Company also has competitors offering technologies other than programmable DSPs for signal/image processing applications. These technologies include application-specific integrated circuits ("ASICs"), fixed program DSPs and programmable non-DSP processors.
From time to time, the Company competes with the in-house design department of its customers. However, the Company believes that its customers increasingly rely on outside suppliers for sub-systems such as those designed and marketed by the Company.

  New or improved products can be expected from competitors in the future. Market participants must compete on many fronts, including development time; engineering expertise; product quality, performance and reliability; price; name recognition; financial stability; customer support; and access to distribution channels.


INTELLECTUAL PROPERTY

  The Company believes that due to the rapid pace of innovation within its industry, factors such as product quality, performance and reliability are more important in establishing and maintaining customer relationships than are the various protections afforded by patents. The Company generally refers to its products by part numbers rather than by their specific names, and therefore, has not sought trade name protection for product names.


EMPLOYEES

  As of June 30, 1997, the Company employed 51 full-time employees, including 15 in product development, 10 in sales and marketing, 18 in operations, and 8 in finance and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Certain matters discussed in this Form 10-K, other printed material and in oral presentations are forward-looking statements that involve risks and uncertainties. The following risk factors could affect the Company's actual results and cause actual results to differ materially from those in forward-looking statements. The following risk factors should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

  Technological Change. The market for high performance computer sub-systems and components has traditionally experienced short product life cycles and rapid technological change, requiring high levels of expenditures for research and development. Although the Company has been engaged in serving the real-time image processing market for several years, it has incorporated multiprocessor DSP architecture into its product line only since fiscal 1993. The Company has introduced several DSP products during the past five years and, in order to retain its competitive position, must continue to enhance its existing products and successfully develop and introduce new products. In the event the Company does not continue to incorporate new advances in DSP technology into its products, the Company's business will be adversely affected. Further, all of the Company's DSP products incorporate DSP microprocessors manufactured by TI. To the extent that DSP microprocessors manufactured by TI's competitors, or technologies other than DSP, should prove to be superior for the high performance applications required by the Company's customers, the Company's business would be significantly impaired.

  Defense Industry Customer Concentration. The Company's DSP products have been sold primarily for defense electronics applications. The federal government has reduced overall defense spending and, in certain cases, delayed or deferred funding for defense applications which in turn has, in certain occasions, adversely affected the Company's revenues. The Company believes, however, that reduced defense spending has increased the demand for efficiency and for upgraded electronics in new and existing defense electronics systems. There can be no assurance that continued defense cutbacks would not adversely affect the Company's customers and its business. Additionally, there has been extensive consolidation of companies in the defense industry, and further consolidation is possible in the future. There can be no assurance that such consolidation will not adversely affect the Company. During fiscal 1997, two of the Company's defense customers, Northrop Grumman Corp. and Lockheed Martin

Corp., represented approximately 16% and 15%, respectively, of revenues. On July 3, 1997, these two corporations announced plans to merge.

  Relationship with TI DSEG/Raytheon Company. Several of the Company's current DSP products are marketed pursuant to licenses granted by TI's Defense Systems and Electronics Group. The licensing agreements with TI DSEG have been very beneficial to the Company and were instrumental to the Company's entry into the DSP computing sub-system business. These licenses are subject to several restrictions and requirements, and the termination of one or more of these licenses could adversely affect the Company's business. Additionally, TI DSEG is under no obligation to offer licenses to the Company with respect to new products developed by TI DSEG. The royalties due pursuant to the majority of these licensing agreements were fully paid up in fiscal 1997. In the event that TI DSEG elects to provide future licenses to a competitor of the Company, the Company's competitive position could be significantly impaired. The termination of the Company's relationship with TI DSEG would impair the credibility of the Company's marketing efforts. On July 11, 1997, TI completed the sale of its DSEG group to Raytheon Company. The licenses were assigned to a subsidiary of Raytheon Company, named Raytheon TI Systems, Inc.

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

  Dependence on Key Personnel. The Company is highly dependent on each of its executive officers and on a limited number of other key management, sales and technical personnel. There is also a well published acute market shortage of skilled technical personnel that are critical to the Company's success. The Company's future success will also depend, in part, on its ability to attract and retain highly qualified personnel, which are in high demand in the job marketplace. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its personnel.

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

ITEM 2.  PROPERTIES

  The Company's general corporate offices and research and development facilities are located in Carrollton, Texas (a suburb of Dallas) where it leases approximately 21,000 square feet. The Company also leases offices for regional sales operations on the West Coast and in the Northeast region of the United States and a sales office in the United Kingdom.


ITEM 3.  LEGAL PROCEEDINGS

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART  II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol MIZR. The following table lists the high and low price for each quarter.

              Fiscal Year 1997         High            Low
              ----------------        ------          -----
              First quarter             7             3 3/4
              Second quarter          5 7/8             4
              Third quarter           5 1/8           3 3/4
              Fourth quarter          3 7/8           2 3/4

  As of September 23, 1997 the approximate number of beneficial stockholders was 1,500.

  The Company has not declared or paid any dividends on its common stock, and does not anticipate paying any dividends in the foreseeable future.

  In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of the common stock outstanding. As of June 30, 1997, 144,400 shares had been repurchased for a total of $509,000. In August 1997, the Company announced a $1,000,000 expansion to its repurchase plan. As of September 12, 1997, 281,900 shares had been repurchased for a total of $1,081,000.

ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------
                                                                            YEAR ENDED JUNE 30,
                                                                            -------------------
                                                      1997           1996           1995           1994          1993
                                                  -------------  -------------  -------------  ------------  -------------
                                                                 (in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net sales                                              $11,507        $14,052        $14,018        $11,088        $7,454
Cost of sales                                            5,929          6,680          6,330          5,305         3,448
                                                       -------        -------        -------        -------        ------
Gross margin                                             5,578          7,372          7,688          5,783         4,006
                                                       -------        -------        -------        -------        ------
Operating expenses:
  Product development & engineering                      2,660          1,652          1,577          1,191           973
  Sales and marketing                                    1,780          2,385          2,352          2,191         2,101
  General and administrative                             1,522            968            872            899           729
                                                       -------        -------        -------        -------        ------
              Total operating expenses                   5,962          5,005          4,801          4,281         3,803
                                                       -------        -------        -------        -------        ------

Operating income (loss)                                   (384)         2,367          2,887          1,502           203
Interest and other (income)                               (595)          (400)           102            208           188
                                                       -------        -------        -------        -------        ------

Income before provision (benefit) for
  income taxes                                             211          2,767          2,785          1,294            15
Provision (benefit) for income taxes                        32           (507)           131             25            --
                                                       -------        -------        -------        -------        ------
Income before extraordinary item                           179          3,274          2,654          1,269            15
Extraordinary item-gain on debt
  restructuring                                             --             --             --             --         1,768
                                                       -------        -------        -------        -------        ------
Net income                                             $   179        $ 3,274        $ 2,654        $ 1,269        $1,783
                                                       =======        =======        =======        =======        ======
Net income per share:
  Primary                                                $0.03          $0.62          $0.68          $0.43         $0.75
                                                       =======        =======        =======        =======        ======
  Fully diluted                                          $0.03          $0.60          $0.56          $0.33         $0.53
                                                       =======        =======        =======        =======        ======
Net income per share on extraordinary item:
  Primary                                                  N/A            N/A            N/A            N/A         $0.74
                                                       =======        =======        =======        =======        ======
  Fully diluted                                            N/A            N/A            N/A            N/A         $0.51
                                                       =======        =======        =======        =======        ======
Weighted average shares outstanding:
  Primary                                                5,475          5,316          3,912          2,944         2,380
                                                       =======        =======        =======        =======        ======
  Fully diluted                                          5,475          5,532          4,915          4,018         3,489
                                                       =======        =======        =======        =======        ======


                                                                                  JUNE 30,
                                                                                  --------
                                                      1997           1996           1995           1994          1993
                                                  -------------  -------------  -------------  ------------  -------------
                                                                                (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                              $ 2,266        $ 1,550        $ 3,710        $ 1,444        $  183
Marketable securities                                    8,598         10,286             76             76            75
Working capital                                         13,688         14,144          4,094          2,466         1,203
Total assets                                            16,696         16,095          7,122          4,855         3,109
Total debt and capital leases                                2             15          1,945          2,080         2,457
Stockholders' equity                                    14,662         14,669          3,607          1,311           (33)
--------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Net Sales. Net sales increased from $14,018,000 in fiscal 1995, to $14,052,000 in fiscal 1996, and declined to $11,507,000 in fiscal 1997.
Revenues from DSP-based products grew from $8,174,000 in fiscal 1995, to $8,697,000 in fiscal 1996, and declined to $7,701,000 in fiscal 1997, however DSP sales as a percent of total revenue increased in fiscal 1997 to 67% from 62% in fiscal 1996. The majority of DSP-based revenues were to prime contractors for the federal government and were used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government to emphasize the purchase of commercial-off-the-shelf (COTS) products versus proprietary designs dedicated to a specific application has helped stimulate the growth in the Company's DSP revenues and is expected to continue to have a positive impact in the future. Major program selling in this industry inherently raises the risk of revenue fluctuations such as that experienced in fiscal 1997. The decline in DSP revenues occurred despite bookings associated with DSP-based products increasing from $8,288,000 in fiscal 1996 to $11,367,000 in fiscal 1997. More recently, the Company has also experienced a significant increase in bookings for "ruggedized" DSP-based products. The time lag between order booking and revenue recognition associated with ruggedized products can be much longer due to component ordering and manufacturing lead-times. Revenues from non-DSP products declined from $5,844,000 in fiscal 1995, to $5,355,000 in fiscal 1996, and to $3,806,000 in fiscal 1997. The rate of decline in revenues from non-DSP products is expected to accelerate in fiscal 1998.

  Gross Margin. Gross margin as a percentage of revenues was 54.8% in fiscal 1995, 52.5% in fiscal 1996, and 48.5% in fiscal 1997. The decline in gross margin percentage in 1996 is mostly attributable to the presence of labor and capacity inefficiencies caused by lower production volumes in the fourth fiscal quarter of 1996, and to a lesser extent, the third fiscal quarter. The decline in gross margin percentage in 1997 is mostly attributable to reserves taken for excess and obsolete inventory and fixed manufacturing costs spread over lower volume. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to factors such as the inefficiencies mentioned above, and changes in customer and specific product mix. Such variations will continue to impact gross margin percentages in a similar fashion during future reporting periods as DSP-based products comprise a larger percentage of revenues.

  Engineering. Engineering expenses increased from $1,577,000 in fiscal 1995, to $1,652,000 in fiscal 1996, and to $2,660,000 in fiscal 1997. These expenses expressed as a percentage of revenues were 11.2%, 11.8%, and 23.1% in fiscal 1995, 1996 and 1997, respectively. The Company has steadily increased its investment in new product development and will continue to do so throughout fiscal 1998, especially in the areas of expanding the capabilities of its products to function in non-benign environments such as extended shock, vibration, humidity or temperature ranges. Engineering expenses are expected to increase in fiscal 1998, in part, due to product development associated with the Company's Telecommunications Products Group.

  Sales and Marketing. Sales and marketing expenses increased from $2,352,000 in fiscal 1995, to $2,385,000 in fiscal 1996, and declined to $1,780,000 in fiscal 1997. These expenses expressed as a percentage of revenues were 16.8%, 17.0%, and 15.5% in fiscal 1995, 1996 and 1997, respectively. These expenses are expected to increase in fiscal 1998 as a result of increased spending related to strategic and product marketing efforts associated with entering new product and geographical markets. In February 1997, Mizar announced the formation of its Telecommunications Products Group. Product development and marketing efforts associated with expanding into this market will increase in fiscal 1998.

  General and Administrative. General and administrative expenses were $872,000 in fiscal 1995, $968,000 in fiscal 1996, and $1,522,000 in fiscal 1997. These expenses expressed as a percentage of revenues were 6.2%, 6.9%, and 13.2% in fiscal 1995, 1996 and 1997, respectively. The increase in fiscal 1997 is due to the recognition of $340,000 associated with the employment agreement of David Irwin, who resigned in June 1997, and executive search fees for a new CEO.

  Interest Income. Interest income increased from $112,000 in fiscal 1995, to $485,000 in fiscal 1996, and to $595,000 in fiscal 1997. Interest income increased significantly in 1996 and 1997 primarily as a result of investing the proceeds of the Company's initial public offering and, to a lesser extent, cash generated from operations.

  Interest Expense. Interest expense was $209,000 and $80,000 in fiscal 1995 and 1996, respectively, and relates primarily to previously outstanding convertible and subordinated debentures. The convertible debentures were converted to common stock in connection with the initial public offering in fiscal 1996 and the subordinated debentures were retired using the proceeds of the initial public offering. Interest expense was not significant in fiscal 1997, and relates to capital leases.

  Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was $131,000, $(507,000), and $32,000 in fiscal 1995, 1996 and 1997, respectively.
As a result of the significant net losses incurred by the Company through fiscal 1991, the Company has accumulated a net operating loss ("NOL") carryforward, a portion of which was used to reduce the Company's federal income tax liability in fiscal years 1992 through 1997. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership of the Company greater than 50%, as defined, within a three-year period has occurred, in part due to the Company's IPO in 1995. This has resulted in an annual limitation on the Company's ability to utilize its NOL carryforward which accrued during the tax periods prior to the change in ownership of approximately $2,300,000. As of June 30, 1997, the Company had an NOL carryforward of approximately $7,300,000, which begins to expire in 2004. In accordance with the criteria contained in Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", a valuation allowance associated with the Company's NOL was reduced in 1996 and a deferred tax asset of $790,000 was recognized. In fiscal 1997, the deferred tax asset was increased to $1,101,000, primarily as a result of the tax benefit recorded as a result of the disqualifying dispositions of employee incentive stock options.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flow from operations was $2,781,000, $2,915,000, and $345,000 in fiscal 1995, 1996 and 1997, respectively. Net working capital was $4,094,000, $14,144,000, and $13,688,000 as of June 30, 1995, 1996 and 1997,
respectively. The increase in working capital in 1996 is primarily the result of proceeds received from the Company's initial public offering in September 1995, and to a lesser extent, positive cash generated from operations. The decrease in working capital in 1997 is primarily the result of common stock repurchased through the Company's stock repurchase plan in the amount of $509,000, and increased capital asset purchases.

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

  Mizar's investment in capital equipment was $329,000, $364,000, and $982,000 in fiscal 1995, 1996, and 1997, respectively. Capital equipment generally consists of production test equipment and design engineering tools and computers for general use. The investment in capital equipment prior to 1997 was not significant, however, in 1997, more significant investments in design, simulation and test equipment and software were made. Additionally, the Company has remodeled and expanded its home office facilities in order to accommodate a larger workforce. The Company believes that its current available cash and investments, together with expected cash flow from operations, will be sufficient to fund its capital expenditures, product development and working capital requirements during fiscal 1998.

  In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of the common stock outstanding. As of June 30, 1997, 144,400 shares had been repurchased for a total of $509,000. In August 1997, the Company announced a $1,000,000 expansion to its common stock repurchase plan. As of September 12, 1997, a total of 281,900 shares had been repurchased for a total of $1,081,000 since the commencement of the program in May.

  Mizar will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint-ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a borrowing transaction or consider raising additional funds through an equity offering.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 128, "Earnings per Share." The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, pursuant to APB Opinion No. 15. Had the Company adopted the provisions of SFAS No. 128 in fiscal 1997, basic and diluted earnings per share for the year ended June 30, 1997, would have been $0.04 and $0.03, respectively.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure." The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. The impact of this adoption will not be significant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

         NAME                     AGE                         POSITION
         ----                     ---                         --------
Samuel K. Smith                    65    Chairman of the Board, Interim President & CEO(1)
David H. Irwin                     49    Director(1)
John L. Rynearson                  50    Director(2)
Robert G. Smith                    62    Director(2)
John L. Marshall                   54    Senior Vice President - Sales and Marketing
Joseph E. Andrulis                 33    Vice President - Strategic Marketing
Charles D. Brockenbush             37    Vice President - Finance and Chief Financial Officer and Acting
                                         Vice-President of Operations
M. Keith Burgess                   35    Vice President - Advanced Technology
John W. Clark                      46    Vice President - Engineering


  (1) Member of the Compensation Committee.
  (2) Member of the Audit Committee.

  Samuel K. Smith, a director since 1994, has been an independent consultant for technology companies since 1993. From 1984 until 1993, Mr. Smith was a special partner of Sevin-Rosen Management Co., a venture capital firm. In June 1997, Mr. Smith was named Chairman of the Board of Directors and Interim Chief Executive Officer. He serves as a director of Hart Graphics, TD Technologies, and Silicon Biology.

  David H. Irwin has served in various capacities at Mizar since 1991. Mr. Irwin has in excess of 20 years of sales, marketing and general management experience with several technology companies. As the President of Bridge Management, Inc., a management consulting firm, he served as the interim President and Chief Executive Officer of the Company from June to October 1991 in order to initiate the board of directors' strategic plan to reposition the Company. He continued to serve as a director of the Company until 1993, whereupon he resumed the additional duties of interim President and Chief Executive Officer initially through Bridge Management, Inc. and subsequently as a principal of Excelsior Investment Group, Ltd., a management consulting and private merchant banking firm. Effective May 1994, Mr. Irwin ceased his consulting practice and became a full time employee of the Company. Mr. Irwin resigned the positions as Chairman, President and CEO on June 30, 1997, but continues to serve as a director.

  John L. Rynearson, a director since 1982, co-founded Mizar in 1982 and held a variety of technical and managerial positions with Mizar until 1991. He has served as the Technical Director of VITA (VME International Trade Association) since 1993. From 1992 to 1993, he served as President of Rystar, Inc., a VME training company. He is a director of Open Systems Service Corporation, a subsidiary of VITA.

  Robert G. Smith, a director since 1991, has been an independent consultant for technology companies since founding RGS Associates, Inc. in 1988. From 1983 to 1988, he was Chief Financial Officer of Sun Microsystems, Inc. He serves as a director of Secure Computing Corporation.

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

  Charles D. Brockenbush joined Mizar in January 1996 as Vice President-Finance and Chief Financial Officer and was named Acting Vice President-Operations in January 1997. From February 1995 to January 1996, he served as Vice-President and Chief Financial Officer of TeKnowlogy, Inc. From 1988 to 1995, he was Controller and Assistant Treasurer of Interphase Corporation.

  M. Keith Burgess joined Mizar in September 1989 and has served in a variety of engineering and technical marketing management positions. He became Vice President-Advanced Technology in January 1997.

  John W. Clark joined Mizar in July 1996 as Special Products Manager and became Vice President-Engineering in January 1997. From July 1994 to June 1996, he worked as a private investor. From October 1982 to June 1994, he held various positions at Convex Computer Corporation, the most recent of which was Manager of Systems.

  Each of the Company's directors holds office until the next annual meeting of stockholders and until their respective successors shall have been elected and qualified or until their earlier death, resignation or removal. The Company's officers are elected annually by, and serve at the discretion of, the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' to be held on November 11, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' to be held on November 11, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' to be held on November 11, 1997.

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

(b)   Reports on Form 8-K filed during the last quarter of 1997.

      None.

                                  MIZAR, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants                                    F-2
Balance Sheets as of June 30, 1997 and 1996                                 F-3
Statements of Operations For the Years Ended
  June 30, 1997, 1996 and 1995                                              F-4
Statements of Changes in Stockholders' Equity
  For the Years Ended June 30, 1997, 1996 and 1995                          F-5
Statements of Cash Flows For the Years Ended
  June 30, 1997, 1996 and 1995                                              F-6
Notes to Financial Statements                                               F-7
Report of Independent Auditors on Schedule                                  F-15
Valuation and Qualifying Accounts - Schedule II                             F-16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mizar, Inc.:

  We have audited the accompanying balance sheets of Mizar, Inc. (a Delaware corporation) as of June 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mizar, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP



Dallas, Texas
July 25, 1997

                                  MIZAR, INC.

                                BALANCE SHEETS

                            JUNE 30, 1997 AND 1996
                    (in thousands, except number of shares)



                                           ASSETS                                              1997        1996
                                           ------                                              ----        ----
Current assets:
    Cash and cash equivalents                                                                $  2,266    $ 1,550
    Marketable securities, at fair value                                                        8,598     10,286
    Accounts receivable, net of allowances of $123 and $123, respectively                       1,816      1,319
    Inventories, net                                                                            1,840      1,456
    Prepaid expenses and other                                                                     92        131
    Deferred tax asset                                                                          1,110        826
                                                                                             --------    -------
                         Total current assets                                                  15,722     15,568
                                                                                             --------    -------

Certificate of deposit                                                                              -        100
Plant and equipment:
     Machinery and equipment                                                                    1,910      1,376
     Furniture and fixtures                                                                       321        175
                                                                                             --------    -------
                                                                                                2,231      1,551
     Less accumulated depreciation                                                             (1,303)    (1,170)
                                                                                             --------    -------
                         Plant and equipment, net                                                 928        381
                                                                                             --------    -------
Other assets                                                                                       46         46
                                                                                             --------    -------
                         Total assets                                                        $ 16,696    $16,095
                                                                                             ========    =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
     Accounts payable                                                                        $    915    $   584
     Accrued compensation                                                                         421        191
     Other current liabilities                                                                    696        636
     Current maturities of capital lease obligations                                                2         13
                                                                                             --------    -------
                         Total current liabilities                                              2,034      1,424
                                                                                             --------    -------

Capital lease obligations                                                                           -          2
                                                                                             --------    -------
                         Total liabilities                                                      2,034      1,426
                                                                                             --------    -------

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares authorized;
            no shares issued and outstanding at June 30, 1997 and 1996                              -          -
      Common stock, $.01 par value; 25,000,000 shares authorized;
            5,472,810 and 5,468,063 shares issued at June 30, 1997 and 1996, respectively, and 4,805,922 and 4,968,009 shares outstanding
            at June 30, 1997 and 1996, respectively                                                55         55
      Additional paid-in capital                                                               13,934     13,656
      Net unrealized loss on marketable securities                                                (16)       (66)
      Retained earnings                                                                         1,789      1,610
                                                                                             --------    -------
                                                                                               15,762     15,255
                                                                                             --------    -------
     Less -- treasury stock, at cost                                                           (1,100)      (586)
                                                                                             --------    -------
                         Total stockholders' equity                                            14,662     14,669
                                                                                             --------    -------
                         Total liabilities and stockholders' equity                          $ 16,696    $16,095
                                                                                             ========    =======

   The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                           STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                   (in thousands, except per share amounts)


                                                       1997     1996     1995
                                                       ----     ----     ----

Net sales                                            $11,507  $14,052  $14,018
Cost of sales                                          5,929    6,680    6,330
                                                     -------  -------  -------

            Gross margin                               5,578    7,372    7,688

Operating expenses:
     Product development and engineering               2,660    1,652    1,577
     Sales and marketing                               1,780    2,385    2,352
     General and administrative                        1,522      968      872
                                                     -------  -------  -------

            Total operating expenses                   5,962    5,005    4,801
                                                     -------  -------  -------

Operating income                                        (384)   2,367    2,887
                                                     -------  -------  -------

Other income (expense):
     Interest expense                                    -        (80)    (209)
     Interest income                                     595      485      112
     Other, net                                          -         (5)      (5)
                                                     -------  -------  -------

            Total other income (expense)                 595      400     (102)
                                                     -------  -------  -------

Income before provision (benefit) for income taxes       211    2,767    2,785
                                                     -------  -------  -------

Provision (benefit) for income taxes                      32     (507)     131

Net income                                           $   179  $ 3,274  $ 2,654
                                                     =======  =======  =======

Primary net income per share                         $  0.03  $  0.62  $  0.68
                                                     =======  =======  =======

Fully diluted net income per share                   $  0.03  $  0.60  $  0.56
                                                     =======  =======  =======

Weighted average common shares outstanding:
      Primary                                          5,475    5,316    3,912
                                                     =======  =======  =======
      Fully diluted                                    5,475    5,532    4,915
                                                     =======  =======  =======


   The accompanying notes are an integral part of these financial statements.

                                   MIZAR, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (in thousands)

                                                                              Net                 Option,
                                                                           Unrealized            Obligation
                                            Common Stock                    Loss on    Retained     and
                                         -------------------   Paid-In     Marketable Earnings/   Treasury
                                         Shares    Par Value   Capital     Securities (Deficit)    Stock      Total
                                         ------    ---------   -------     ---------- ---------    -----      -----
BALANCE, June 30, 1994                   3,271        $33    $ 5,596        $  -     $(4,318)   $     -     $ 1,311
   Purchase of treasury stock,
     at cost                                 -          -          -           -           -       (214)       (214)
   Obligation to purchase
     treasury stock, at cost                 -          -          -           -           -       (232)       (232)
   Payment for option to
     purchase treasury stock                 -          -          -           -           -        (31)        (31)
   Issuance of treasury stock for
     exercise of stock warrants              -          -        (20)          -           -        138         118
   Issuance of treasury stock for
     exercise of stock options               -          -         (6)          -           -          7           1
   Net income                                -          -          -           -       2,654          -       2,654
                                        ------        ---    -------        ----      ------    -------     -------
BALANCE, June 30, 1995                   3,271         33      5,570           -      (1,664)      (332)      3,607
   Issuance of common shares
     for initial public offering           918          9      7,188           -           -          -       7,197
   Initial public offering expenses          -          -       (372)          -           -          -        (372)
   Issuance of common shares
     for conversion of debentures          891          9      1,039           -           -          -       1,048
   Issuance of common shares
     for exercise of stock options         388          4        206           -           -          -         210
   Purchase of treasury stock,
     at cost                                 -          -          -           -           -       (254)       (254)
   Payments on employee loans
     for exercise of stock options           -          -         25           -           -          -          25
   Change in unrealized loss on
     marketable securities                   -          -          -         (66)          -          -         (66)
   Net income                                -          -          -           -       3,274          -       3,274
                                        ------        ---    -------        ----      ------    -------     -------
BALANCE, June 30, 1996                   5,468         55     13,656         (66)      1,610       (586)     14,669
   Issuance of common shares
     for exercise of stock options           5          -         11           -           -          -          11
   Purchase of treasury stock,
     at cost                                 -          -          -           -           -       (514)       (514)
   Payments on employee loans
     for exercise of stock options           -          -          4           -           -          -           4
  Tax effect of disqualifying
     dispositions                            -          -        263           -           -          -         263
   Change in unrealized loss on
     marketable securities                   -          -          -          50           -          -          50
   Net income                                -          -          -           -         179          -         179
                                        ------        ---    -------        ----      ------    -------     -------
BALANCE, June 30, 1997                   5,473        $55    $13,934        $(16)    $ 1,789    $(1,100)    $14,662
                                        ======        ===    =======        ====      ======    =======     =======

   The accompanying notes are an integral part of these financial statements.

                                   MIZAR, INC.

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                                 (in thousands)

                                                                              1997         1996        1995
                                                                              ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $    179    $  3,274    $  2,654

     Adjustments to reconcile net income to net cash
        provided by operating activities -
            Depreciation                                                         435         274         226
            Amortization of deferred loan costs                                  -             4          15
            Prepaid rent                                                         (13)        (16)        (16)
            Deferred tax asset                                                   (48)       (790)        -
     Changes in assets and liabilities -
            Accounts receivable, net                                            (497)        327         468
            Inventories, net                                                    (384)       (232)       (523)
            Prepaid expenses                                                      39         (49)         (4)
            Other assets                                                          13          50          87
            Accounts payable                                                     331         197         (81)
            Accrued liabilities                                                  290        (124)        (45)
                                                                            --------    --------    --------
                         Net cash provided by operating activities               345       2,915       2,781
                                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery and equipment                                 (982)       (364)       (329)
           Proceeds from dispositions of machinery and equipment                 -           -            76
           Net sales (purchases) of marketable securities                      1,865     (10,412)        -
                                                                            --------    --------    --------
                         Net cash provided (used) by investing activities        883     (10,776)       (253)
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock (net of expenses)                                 -         6,834         -
          Exercise of stock warrants and options (net of employee loans)          15         235         119
          Payment for option to purchase stock                                   -           -           (31)
          Purchase of treasury stock                                            (514)       (486)       (214)
          Net payments on long-term debt, capital lease obligations, and
             subordinated debentures                                             (13)       (882)       (136)
                                                                            --------    --------    --------
                         Net cash provided (used) by financing activities       (512)      5,701        (262)
                                                                            --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             716      (2,160)      2,266
CASH AND CASH EQUIVALENTS, beginning of year                                   1,550       3,710       1,444
                                                                            --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                                      $  2,266    $  1,550    $  3,710
                                                                            ========    ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
          Cash paid for interest                                            $      1    $     72    $    215
          Cash paid for income taxes                                             113         187          48
          Assets acquired under capital leases                                   -           -            32
          Common stock issued in conversion of convertible debentures            -         1,048         -
          Tax effect of disqualifying dispositions                               263         -           -


   The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                         JUNE 30, 1997, 1996, AND 1995


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

Marketable Securities

  The Company has determined that all of its marketable securities should be classified as available for sale and reflected in the accompanying balance sheet at their respective market values. The Company's results of operations include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of government securities, certificates of deposit, and corporate bonds.

  The Company does not invest in or use derivative financial instruments.

Inventories

  Inventories are stated at the lower of cost (including direct materials, labor, and applied overhead) or market using the first-in, first-out method
(FIFO). The Company periodically reviews inventory items on hand and provides allowances, if necessary, to reduce inventory to its realizable value.

Plant and Equipment

  Plant and equipment are carried at cost and depreciated using the straight-line method over the estimated economic lives of the assets as follows:

  Machinery and equipment        3 - 5 years
  Furniture and fixtures         2 - 5 years
  Software                       1 - 2 years

  When plant and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations.

Income Taxes

  The Company uses the liability method to determine deferred taxes. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax law.

Research and Development

  Research and development costs are included in and inseparable from product development and engineering and are charged to expense as incurred.

Net Income Per Share

  Primary and fully diluted net income per share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents included in primary net income per share are incentive stock options under the treasury stock method. Fully diluted net income per share prior to 1997 includes the shares as if the convertible debentures were converted at the beginning of the period.

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

  The Company sold John G. Kinnard and Company, Incorporated, as representative of the underwriters in connection with the IPO, a five-year warrant to purchase up to 15,000 shares of the Company's common stock, exercisable at $10.20 per share. As of June 30, 1997, this warrant had not been exercised.

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

Recently Adopted Accounting Pronouncements:

  In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of the adoption was not material.

  In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to either recognize compensation expense related to employee stock options in the income statement or disclose the proforma effect on earnings of the stock options in the footnotes to the financial statements. The Company has elected to follow the proforma disclosure requirements promulgated by SFAS No. 123 and the proforma disclosure can be found in Note 6 to the financial statements.

New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, pursuant to APB Opinion No. 15. Had the Company adopted the provisions of SFAS No. 128 in fiscal 1997, basic and diluted earnings per share for the year ended June 30, 1997, would have been $0.04 and $0.03, respectively.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure." The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. The impact of this adoption will not be significant.

2.    INVENTORIES:

  Net inventories at June 30, 1997 and 1996, consisted of the following (in thousands):

                                          1997          1996
                                      ------------  ------------
Raw materials                               $  948        $  591
Work-in-process                                752           686
Finished goods                                 140           179
                                            ------        ------
Inventories, net                            $1,840        $1,456
                                            ======        ======

3.  OTHER CURRENT LIABILITIES:

  At June 30, 1997 and 1996, other accrued liabilities consisted of the following (in thousands):

                                           1997           1996
                                      --------------  -------------
Sales representative commissions               $  19          $  56
Property tax                                      34             31
Warranties                                       278            150
Accrued franchise tax                            171            231
Professional services and other                  194            168
                                               -----          -----
                                               $ 696          $ 636
                                               =====          =====

4.    ROYALTIES:

  During the fiscal years 1997, 1996 and 1995, the Company paid royalties of $225,000, $360,000, and $410,000, primarily related to license agreements with Texas Instruments Incorporated. The royalties due pursuant to the majority of these licensing agreements were fully paid up in fiscal 1997. On July 11, 1997, TI completed the sale of it DSEG group to Raytheon Company. TI and the Company have executed an agreement whereby all of TI's rights and interests in the licensing agreements have been assigned to Raytheon Company.

  The license agreements allow the Company to use certain products in its DSP sub-system business. These licenses are subject to several restrictions and requirements, and the termination of one or more of the licenses could adversely effect the Company's business.

5.  SIGNIFICANT CUSTOMERS, RECEIVABLES, AND CONCENTRATION OF CREDIT RISK:

  The following table summarizes sales by major customer group and accounts receivable by major customer group for the years ended June 30, 1997, 1996 and 1995 (in thousands):

                                                                1997            1996            1995
                                                              -------         -------         -------
SALES BY CUSTOMER GROUP:
        Commercial and other                                  $ 4,552         $ 7,037         $ 6,326
        Prime contractors to U.S. Government                    6,955           7,015           7,692
                                                              -------         -------         -------
                                                              $11,507         $14,052         $14,018
                                                              =======         =======         =======

                                                                                1997            1996
                                                                              -------         -------

ACCOUNTS RECEIVABLE BY CUSTOMER GROUP:
        Commercial and other                                                  $ 1,346         $   551

        Prime contractors to U.S. Government                                      593             891
                                                                              -------         -------
                                                                              $ 1,939         $ 1,442
                                                                              =======         =======

  The Company's primary customers are original equipment manufacturers and companies that develop and integrate defense and aerospace electronics applications in the United States. During 1997, two customers accounted for 16% and 15% of net sales, respectively. These two customers have announced a merger plan. During 1996, two customers accounted for 12% and 13% of net sales, respectively. During 1995, one customer accounted for approximately 26% of the Company's net sales. Due to the extensive consolidation of companies in the defense industry, the amount of sales to any one defense industry customer may become a more significant percentage of sales in future years.

  During the fiscal years 1997, 1996, and 1995, export sales accounted for less than 10% of the Company's net sales.


6.  EMPLOYEE BENEFIT PLANS:

Bonus Plan

  All full-time employees of the Company participate in a bonus program in which yearly bonus amounts are calculated on a predetermined performance formula. There were $8,000 of bonuses earned in 1997, no bonuses earned in 1996, and $269,000 of bonuses earned under this program in 1995. Bonuses, if earned, are included in accrued compensation in the accompanying financial statements.

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

                                                                   1997                1996                1995
                                                            ------------------  ------------------  ------------------
Options outstanding, beginning of year                                    952               1,225                 542
      Options granted                                                     192                 199                 746
      Options exercised                                                    (5)               (388)                 (7)
      Options forfeited                                                  (157)                (84)                (56)
                                                                        -----              ------              ------
      Options outstanding, end of year                                    982                 952               1,225
                                                                        =====              ======              ======
      Options exercisable, end of year                                    579                 464                 491
                                                                        =====              ======              ======

      Exercise prices                                          $.15 to $9.125      $.15 to $9.125       $.15 to $2.55

  In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for the stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined pursuant to the fair value recognition provisions of SFAS No. 123, the cost would have been $131,000 and $45,000 for fiscal 1997 and 1996, respectively. The Company's proforma net income for fiscal 1997 and 1996 would have been $48,000 and $3,229,000, respectively, resulting in fully diluted earnings per share of $0.01 and $0.59, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1997 and 1996: risk-free interest rate of 6.14% and 5.69%, expected dividend yield of zero, expected lives of 3 years and expected volatility of 69.3% and 46.8%, respectively.

  Because SFAS No. 123 fair value method of accounting has not been applied to options granted prior to July 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

Defined Contribution Plan

  The Company maintains a defined contribution profit sharing and retirement plan, which covers substantially all employees. Participants may elect to contribute up to the lesser of the statutory maximum or 20% of total compensation. The Company began making contributions in the third quarter of 1997 in the amount of 25% of the first 6% of each employee's contribution, for a total contribution of $15,000 in 1997. No such contributions were made in 1995 or 1996.

  The Company does not offer any postemployment or postretirement benefits to its employees. David Irwin, former President and CEO of the Company who resigned in June 1997, and one other officer have employment agreements that provide up to one year of compensation for termination under certain circumstances. The Company accrued approximately $250,000 in the year ended June 30, 1997, related to Mr. Irwin's resignation from the aforementioned positions.

7.  INCOME TAXES:

  At June 30, 1997, the Company had net operating loss (NOL) carryforwards of approximately $7,300,000 which begin to expire in 2004. Research and development tax credit carryforwards of approximately $41,000 at June 30, 1997, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred with the initial public offering of the Company. As a result, the Company will be subject to a $2,300,000 annual net operating loss utilization limitation.

  The Company had net tax assets of $3,306,000 (composed primarily of the tax effect of NOL's) at June 30, 1997. In accordance with the criteria contained in Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," a valuation allowance associated with the Company's NOL was reduced in 1996 and a deferred tax asset for $790,000 was recognized. In fiscal 1997, the deferred tax asset was increased to $1,101,000, primarily as a result of the tax benefit recorded as a result of the disqualifying dispositions of employee incentive stock options. The Company believes it is more likely than not that it will be able to realize the benefit of this net asset.

  The components of the income tax provisions in the accompanying statements of operations consisted of the following (in thousands):

                                                           1997         1996           1995
                                                          -----        -----          -----
  State--
       Current                                            $  70        $  63         $  72
       Deferred                                               -          108             -
  Federal--
       Current                                               10           41            59
       Deferred                                               -           71             -
  Reduction in valuation allowance                          (48)        (790)            -
                                                          -----        -----         -----
                      Total                               $  32        $(507)        $ 131
                                                          =====        =====         =====

  The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows (in thousands):

                                                     1997    %     1996      %     1995    %
                                                    ------  ----  -------  -----  ------  ----
  Income tax provision at statutory rate             $  65    35%   $ 968     35%  $ 975    35%
  Utilization of NOL                                   (52)  (28)    (920)   (33)   (916)  (33)
  Deduction for state taxes                             70    38       63      2      47     2
  Reduction in valuation allowance                     (48)  (27)    (790)   (28)      -     -
  Other                                                 (3)   (1)     172      6      25     1
                                                     -----   ---    -----   ----   -----   ---
  Income tax provision at effective tax rate         $  32    17%   $(507)  (18)%  $ 131     5%
                                                     =====   ===    =====   ====   =====   ===

  Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset is comprised of the following (in thousands):

                                                             1997             Change              1996
                                                            -------          ---------          -------
  DEFERRED TAX ASSETS:
  Current-
   Nondeductible allowances                                 $   296                $85           $   211
   UCC adjustment                                                 7                  3                 4
   Other                                                        336                132               204
  Noncurrent-
    Depreciation                                                 50                 20                30
    Disqualifying dispositions                                  263                263                 -
    Net operating losses                                      2,354               (290)            2,644
                                                            -------               ----           -------
  Net deferred tax asset, before valuation reserve            3,306                213             3,093
  Valuation reserve                                          (2,205)                98            (2,303)
                                                            -------               ----           -------
      Net deferred tax assets                               $ 1,101               $311           $   790
                                                            =======               ====           =======

8.  COMMITMENTS:

Leases

  The Company leases its facilities and certain machinery and equipment under operating leases with remaining terms of up to 36 months. Rent expense applicable to operating leases was $221,000, $175,000 and $156,000 in 1997, 1996, and 1995, respectively. At June 30, 1997, the future minimum rental payments required by operating leases were as follows (in thousands):

                        1998                    $102
                        1999                      89
                        2000                       7
                        2001                       -
                        Thereafter                 -
                                                ----
                                                $198
                                                ====

9.  STOCKHOLDERS' EQUITY:

  In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of the common stock outstanding. As of June 30, 1997, 144,400 shares had been repurchased for a total of $509,000. In August 1997, the Company announced a $1,000,000 expansion to its common stock repurchase plan. As of September 12, 1997, a total of 281,900 shares had been repurchased for a total of $1,081,000 since the commencement of the program in May.


10.  MARKETABLE SECURITIES:

  A summary of the amortized cost, unrealized gains and losses, and fair values of available for sale marketable securities at June 30, 1997 follows (in thousands):

                                           June 30, 1997                         June 30, 1996
                                  ---------------------------------  ------------------------------------
                                               Gross                                 Gross
                                             Unrealized                            Unrealized
                                             ----------                            ----------
                                  Amortized    Holding               Amortized       Holding
                                  ---------    -------               ---------       -------
         Type of Security           Cost       Losses    Fair Value     Cost          Losses   Fair Value
         ----------------           ----       ------    ----------     ----          ------   ----------
  U.S. Government                 $4,160       $   3      $4,157       $ 2,054        $    7     $  2,047
  Corporate Bonds                  4,358          22       4,336         7,835            94        7,741
  Commercial Paper                     -           -           -           498             -          498
  Certificate of Deposit             105           -         105             -             -            -
                                  ------       -----      ------       -------         -----     --------
  Total                           $8,623       $  25      $8,598       $10,387         $ 101     $ 10,286
                                  ======       =====      ======       =======         =====     ========

  Net of the tax effect, the unrealized loss on securities available for sale is $16,000, which is included in stockholders' equity.

  The Company established a $100,000 certificate of deposit as collateral for a stand-by letter of credit which was required by a customer. This certificate of deposit matures in December 1997, and was classified as a long-term security in fiscal 1996.

                             Amortized
                               Cost     Fair Value
                             ---------  ----------
  One year or less              $5,564      $5,549
  Two through three years        3,059       3,049
                                ------      ------
  Total                         $8,623      $8,598
                                ======      ======

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

  A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                                                                    Three Months Ended
                                                                                    ------------------
                                                              September 30,    December 31,      March 31,        June 30,
                                                                  1996             1996            1997             1997
                                                             ---------------  --------------  ---------------  --------------
Net sales                                                             $3,025          $3,389          $2,203           $2,890
Gross margin                                                           1,645           1,625             801            1,507
Income before provision (benefit) for income taxes                       491             384            (732)              68
Net income                                                               439             344            (665)              61
Fully diluted net income per share                                    $  .08          $  .06          $ (.13)          $  .01

                                                                                    Three Months Ended
                                                                                    ------------------
                                                              September 30,    December 31,      March 31,        June 30,
                                                                  1995             1995            1996             1996
                                                             ---------------  --------------  ---------------  --------------
Net sales                                                             $4,458          $3,952          $3,255           $2,387
Gross margin                                                           2,582           2,026           1,672            1,092
Income before provision (benefit) for income taxes                     1,266             833             632               36
Net income                                                             1,133           1,529             579               33
Fully diluted net income per share                                    $  .22          $  .27          $  .10           $  .01

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mizar, Inc.:

  We have audited in accordance with generally accepted auditing standards the financial statements of Mizar, Inc. included in this Form 10-K and have issued our report thereon dated July 25, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                ARTHUR ANDERSEN LLP



Dallas, Texas
July 25, 1997

                                                                     Schedule II

                                  MIZAR, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          JUNE 30, 1995, 1996 AND 1997
                                 (in thousands)


                                     Balance at       Charged to       Charged to
                                      Beginning        Costs and          Other                           Balance at
           Description                of Period        Expenses         Accounts         Deductions      End of Period
           -----------             ---------------  ---------------  ---------------  ----------------  ---------------
               1995
               ----
Allowance for doubtful accounts               $ 26             $  2               $-            $  (1)             $ 27
Allowance for excess and
     obsolete inventory                        146              231                -             (225)              152

               1996
               ----
Allowance for doubtful accounts                 27                -                6                -                33
Allowance for excess and
     obsolete inventory                        152              265                -             (158)              259
Allowance for product returns                    -               90                -                -                90

               1997
               ----
Allowance for doubtful accounts                 33               30                -                -                63
Allowance for excess and
     obsolete inventory                        259              452                -             (453)              258
Allowance for product returns                   90               66                -              (96)               60

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Mizar, Inc.


Dated: September 26, 1997            By: /s/ Charles D. Brockenbush
       ------------------                -----------------------------------
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

By: /s/ Samuel K. Smith              Interim President and CEO                   Dated: September 26, 1997
    --------------------------       and Chairman of the Board of Directors
        Samuel K. Smith              (Principal Executive Officer)

By: /s/ Charles D. Brockenbush       Vice President, Finance and Chief           Dated: September 26, 1997
    --------------------------       Financial Officer (Principal Financial and
        Charles D. Brockenbush       Accounting Officer)

By: /s/ David H. Irwin               Director                                    Dated: September 26, 1997
    --------------------------
        David H. Irwin

By: /s/ John L. Rynearson            Director                                    Dated: September 26, 1997
    --------------------------
        John L. Rynearson

By: /s/ Robert G. Smith              Director                                    Dated: September 26, 1997
    --------------------------
        Robert G. Smith

                                 EXHIBIT INDEX

 3(i)     Articles of Incorporation of the Company. (1)
 3(ii)    Bylaws, as amended, of the Company. (1)
10.1      Form of Indemnification and Hold Harmless Agreement. (1)
10.2      Employment Agreement between the Company and John L. Marshall. (1)
10.3 Commercial Quad-C40 Program ("Commercial") by and between Texas Instruments, Incorporated ("TI") and the Company dated October 9, 1992. (1)
10.4      Amendment 1 to Commercial dated March 19, 1993. (1)
10.5      Amendment 2 to Commercial dated July 1, 1993. (1)
10.6      Amendment 3 to Commercial dated January 12, 1995. (1)
10.7 MIL-SPEC Quad-C40 Program ("MIL-SPEC") by and between TI and the Company dated January 20, 1993. (1)
10.8      Amendment 1 to MIL-SPEC dated March 19, 1993. (1)
10.9      Amendment 2 to MIL-SPEC dated July 1, 1993. (1)
10.10 ASP048 License Agreement ("ASP048 License Agreement") by and between TI and the Company dated December 29, 1992. (1)
10.11     Amendment 1 to ASP048 License Agreement dated July 15, 1993. (1)
10.12 MIL-SPEC Octal-C40 Program ("MIL-SPEC Octal") by and between TI and the Company dated March 28, 1994. (1)
10.13 Dual MVP Digital Computer Board License Agreement by and between TI and the Company dated January 12, 1995. (1)
11        Computation of per share net income. (2)
23        Consent of Arthur Andersen, LLP. (2)
27        Financial Data Schedule. (2)


(1) Incorporated by reference to Exhibits in the Company's Registration Statement on Form S-1.
(2)  Filed herewith.