Form 10-K/A
period 1997-06-30
MIZAR INC \DE\
filed 1997-10-28
CIK 949587

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A


       X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---       EXCHANGE ACT  FOR THE FISCAL YEAR ENDED JUNE 30, 1997; OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---       SECURITIES ACT OF  1934 FOR THE TRANSITION PERIOD FROM
                __________ TO _________.


                        COMMISSION FILE NUMBER: 0-26858

                     -------------------------------------

                                  MIZAR, INC.
            (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    41-1425902
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          2410 LUNA ROAD
         CARROLLTON, TEXAS                                 75006
(Address of principal executive office)                 (Zip Code)

              Registrant's telephone number, including area code:
                                (972) 277-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K..........................[ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 23, 1997 was approximately $25,590,000.

  As of September 23, 1997, the Registrant had outstanding 5,135,976 shares of common stock.

  List hereunder the documents incorporated by reference: None

================================================================================

                                   PART III

================================================================================

Item 10 of the registrant's Form 10-K previously filed on September 29, 1997, is hereby amended to add the following:

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during fiscal 1997.

     Items 11 through 13 of the registrant's Form 10-K previously filed on September 29, 1997 are hereby amended to read in their entirety as follows:

ITEM 11.   EXECUTIVE COMPENSATION.
           ----------------------

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash compensation paid or accrued by the Company during the three years ended June 30, 1997 to or for the Company's chief executive officer and the four other highest compensated executive officers of the Company whose total salary and bonus exceeded $100,000.


                                                                                                     LONG-TERM
                                                                                                    COMPENSATION
                                          ANNUAL COMPENSATION                                          AWARDS
--------------------------------------------------------------------------------------------------     ------
                                                                                                     SECURITIES
                                                                                   OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR           SALARY    BONUS    COMPENSATION (1)   OPTIONS
---------------------------                      ----           ------    -----    ------------

Samuel K. Smith, Interim President and           1997                --       --             --             --
Chief Executive Officer (2)

David H. Irwin, former President and             1997          $200,000  $ 1,146           $644             --
Chief Executive Officer                          1996           200,000       --             --          8,500
                                                 1995           183,077   93,546             --        544,000

John L. Marshall, Senior Vice                    1997          $118,893  $   680           $824             --
President, Sales                                 1996           112,949       --             --             --
                                                 1995           107,385   55,076             --        119,000

Charles D. Brockenbush, Vice                     1997          $102,941  $   440           $713         15,000
President-Finance and Chief                      1996            42,308       --             --         35,000
Financial Officer (3)

Joseph E. Andrulis, Vice                         1997          $100,000  $   573           $692         25,000
President-Strategic Marketing (4)                1996             9,615       --             --         50,000

--------------------

(1) Amounts indicated reflect the Company's contribution to the 401(k) savings plan.
(2)  Mr. Smith was appointed Interim Chief Executive Officer in June 1997.
(3)  Mr. Brockenbush joined the Company in January 1996.
(4)  Mr. Andrulis joined the Company in May 1996.

     None of the named executive officers received perquisites and other personal benefits or property in excess of the lesser of $50,000 or 10% of such officer's total annual salary or bonus.

STOCK OPTIONS

     The following table sets forth certain information with respect to the options granted during the fiscal year ended June 30, 1997 to the executive officers named in the above compensation table:

                              Individual Grants
------------------------------------------------------------------------------

                                                                                    Potential Realizable
                     Number of         Percent of                                     Value at Assumed
                     Securities          Total                                      Annual Rates of Stock
                     Underlying         Options          Exercise                  Price Appreciation for
                      Options     Granted to Employees   or Base                       Option Term (1)
                      Granted          in Fiscal          Price     Expiration         ---------------
Name                    (#)               Year            ($/Sh)       Date        5%($)           10%($)
----                    ---               ----            ------       ----        -----           ------

Mr. Smith                  --               --               --            --          --               --

Mr. Irwin                  --               --               --            --          --               --

Mr. Marshall               --               --               --            --          --               --

Mr. Brockenbush        15,000              7.8%           $3.75       6/26/07     $35,375         $ 89,648

Mr. Andrulis           25,000             13.0%           $3.75       6/26/07     $58,959         $149,413

----------------
(1) The assumed annual appreciation rates are disclosed pursuant to the rules of the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's Common Stock.


     The following table sets forth certain information with respect to the options exercised by the executive officers named in the above compensation table during the fiscal year ended June 30, 1997 or held by such persons at June 30, 1997:


                                                                                       Value of Unexercised
                                                 Number of Unexercised                 In-the-Money Options
                    Shares                            Options at                                at
                   Acquired                          June 30, 1997                       June 30, 1997 (1)
                      on      Value
Name               Exercise  Realized       Exercisable       Unexercisable       Exercisable       Unexercisable
----               --------  --------       -----------       -------------       -----------       -------------

Mr. Smith             --        --              42,500                  --        $  131,438                  --

Mr. Irwin             --        --             373,983             110,517         1,150,026            $322,074

Mr. Marshall          --        --              78,376              40,624           246,308             126,667

Mr. Brockenbush       --        --               8,750              41,250                --               1,875

Mr. Andrulis          --        --              12,500              62,500                --               3,125

--------------------
(1) Based upon the closing price of the Common Stock of the Company on June 30, 1997, which price was $3.875 per share.

DIRECTOR COMPENSATION

     The Company does not pay any annual retainer or per meeting fees to its directors. The Company reimburses all of the directors for their out-of-pocket expenses in connection with performing their duties as directors of the Company. In addition, each non-employee director is granted options under the Directors' Stock Option Plan to purchase shares of Common Stock. In November 1996, Mr. Rynearson received a grant under this plan of 8,500 immediately vested options at an exercise price of $4.88 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997, the Compensation Committee of the Company's Board of Directors consisted of two members, Messrs. Douglas E. Johnson (who resigned in February 1997) and Samuel K. Smith, who was appointed as Interim Chief Executive Officer of the Company on June 30, 1997. Mr. Johnson was not at any time during the fiscal year ended June 30, 1997, an officer or employee of the Company. Until the appointment of Mr. Smith as Interim CEO on June 30, 1997, he was not at any time during the fiscal year an officer or employee of the Company. During fiscal 1997, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

EMPLOYMENT AGREEMENTS

     In 1994, the Company entered into employment agreements with each of Mr. Irwin and Mr. Marshall. Each of the agreements provides for the payment of base salary amounts, participation in executive bonus plans and participation in other employee benefit plans. Each agreement provides for the employee to receive severance payments, as defined. Mr. Irwin's resignation as President and CEO was effective in June, 1997 and triggered a salary continuation obligation of approximately $250,000, which was accrued as an operating expense in June 1997. The term of Mr. Marshall's agreement expires on December 31, 1997, and entitles him to receive severance payments in amounts equivalent to six months to one year of salary and bonus, as defined.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The following table sets forth certain information as to the beneficial ownership of the Company's Common Stock as of September 23, 1997 by (i) each person who is known to beneficially own more than 5% of each such class, (ii) each director of the Company, (iii) certain named executive officers and (iv) all officers and directors as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                          SHARES BENEFICIALLY OWNED (1)
                                          -----------------------------
NAME                                       NUMBER              PERCENT
----                                       ------              -------

DIRECTORS AND EXECUTIVE OFFICERS:

David H. Irwin (2)                          679,619             13.2%

John L. Rynearson (3)                       410,000              7.9

John L. Marshall                            246,200              4.8

Samuel K. Smith                              66,500              1.3

Robert G. Smith                              42,500                *

Charles D. Brockenbush                       14,750                *

Joseph E. Andrulis                           12,500                *

All directors and officers as a group     1,486,249             28.2
 (9 individuals)

MORE THAN 5% STOCKHOLDERS:

Heartland Advisors, Inc. (4)              1,364,200             26.6

*    Less than one percent.
(1) Includes shares issuable upon exercise of stock options which will be vested prior to November 22, 1997.
(2) Includes 78,000 shares owned by trusts for the benefit of Mr. Irwin's children. Mr. Irwin disclaims beneficial ownership of such shares. Mr. Irwin's address is 18815 Heathcote Drive, Deephaven, Minnesota 55391.
(3)  Mr. Rynearson's address is 6221 E. Pershing Avenue, Scottsdale, Arizona
     85254.
(4) Based on information contained in Schedule 13G dated as of July 10, 1997. The shares of common stock indicated are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The Board of Directors of the Company authorized a Stock Repurchase Plan in May 1997. On August 18, 1997 the Company repurchased 70,500 shares from Mr. Marshall at $4.125 per share for a total consideration of approximately $290,800.

     See also Item 11 - "Employment Agreements" for a description of employment agreements the Company has entered into with certain of its executive officers.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 1997.


                                    MIZAR, INC.


                                    By   /s/ Charles D. Brockenbush
                                         ---------------------------------------
                                         Charles D. Brockenbush
                                         Vice President, Finance and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                               Officer)