Form 10-Q
period 1997-09-30
MIZAR INC \DE\
filed 1997-11-12
CIK 949587

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997          Commission File Number 0-26858


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
                                   Yes X  No
                                       ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
                Class                           November 11,1997
                -----                           ----------------

Common Stock, par value $0.01 per share            5,135,976

                                  MIZAR, INC.

                                   Form 10-Q
                   For the Quarter Ended September 30, 1997

                                     INDEX

                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL  INFORMATION

Item 1.     Financial Statements

            Balance Sheets
            September 30, 1997 and June 30, 1996                        3

            Statements of Operations
            for the three months ended September 30, 1997 and 1996      4

            Statements of Cash Flows
            for the three months ended September 30, 1997 and 1996      5

            Notes to Interim Financial Statements                     6-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            9-10

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                           11


SIGNATURE                                                              12

                                   MIZAR, INC.

                                 BALANCE SHEETS
                     (in thousands, except number of shares)

                                                    September 30,    June 30,
                                                        1997           1997
                                                    ------------     --------
                                                    (unaudited)

                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents                          $  1,993        $  2,266
  Marketable securities, at fair value                  7,931           8,598
  Accounts receivable, net of allowances
   of $86 and $123, respectively                        2,300           1,816
  Inventories, net                                      2,609           1,840
  Prepaid expenses and other                               63              92
  Deferred tax asset                                    1,104           1,110
                                                     --------        --------
     Total current assets                              16,000          15,722
                                                     --------        --------

Plant and equipment:
  Machinery and equipment                               1,946           1,910
  Furniture and fixtures                                  325             321
                                                     --------        --------
                                                        2,271           2,231
  Less accumulated depreciation                        (1,434)         (1,303)
                                                     --------        --------
     Plant and equipment, net                             837             928
                                                     --------        --------
Other assets                                               91              46
                                                     --------        --------
     Total assets                                    $ 16,928        $ 16,696
                                                     ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable                                   $  1,068        $    915
  Accrued compensation                                    348             421
  Other current liabilities                               736             696
  Current maturities of capital lease obligations           -               2
                                                     --------        --------
     Total current liabilities                          2,152           2,034
                                                     --------        --------

     Total liabilities                                  2,152           2,034
                                                     --------        --------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no shares issued and
   outstanding at September 30 and June 30,
   1997, respectively
  Common stock, $.01 par value; 25,000,000 shares
   authorized, 5,658,464 and 5,472,810 shares
   issued at September 30 and June 30, 1997,
   respectively, and 5,135,976 and 4,805,922
   shares outstanding at September 30 and June 30,
   1997, respectively                                      56              55
  Additional paid-in capital                           14,074          13,934
  Net unrealized loss on marketable securities             (5)            (16)
  Retained earnings                                     1,242           1,789
                                                     --------        --------
                                                       15,367          15,762
                                                     --------        --------
  Less--treasury stock, at cost                          (591)         (1,100)
                                                     --------        --------
     Total stockholders' equity                        14,776          14,662
                                                     --------        --------
     Total liabilities and stockholders' equity      $ 16,928        $ 16,696
                                                     ========        ========

   The accompanying notes are an integral part of these financial statements.

                                   MIZAR, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       Three Months Ended
                                                         September 30,
                                                       1997         1996
                                                      ------       ------

Net sales                                             $3,203       $3,025
Cost of sales                                          1,555        1,380
                                                      ------       ------

          Gross margin                                 1,648        1,645

Operating expenses:
     Product development and engineering                 571          474
     Sales and marketing                                 520          464
     General and administrative                          353          351
                                                      ------       ------

          Total operating expenses                     1,444        1,289
                                                      ------       ------

Operating income                                         204          356

Interest income                                          146          135
                                                      ------       ------

Income before provision for income taxes                 350          491

Provision for income taxes                                35           52
                                                      ------       ------
Net income                                            $  315       $  439
                                                      ======       ======

Primary net income per share                          $ 0.06       $ 0.08
                                                      ======       ======

Fully diluted net income per share                    $ 0.06       $ 0.08
                                                      ======       ======


Weighted average common shares outstanding:
      Primary                                          5,404        5,579
                                                      ======       ======
      Fully diluted                                    5,458        5,579
                                                      ======       ======


   The accompanying notes are an integral part of these financial statements.

                                   MIZAR, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             Three Months Ended
                                                                September 30,
                                                              1997       1996
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $   315    $   439
 Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation                                                 134         90
    Prepaid rent                                                   5         (4)
 Changes in assets and liabilities -
    Accounts receivable, net                                    (484)    (1,265)
    Inventories, net                                            (769)      (343)
    Prepaid expenses                                              29        (16)
    Other assets                                                 (50)        12
    Accounts payable                                             153        194
    Accrued liabilities                                          (33)       108
                                                             -------    -------
        Net cash used by operating activities                   (700)      (785)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of machinery, equipment, furniture
     and fixtures                                                (43)      (280)
    Net sales of marketable securities                           684      1,526
                                                             -------    -------
        Net cash provided by investing activities                641      1,246
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock warrants and options                       361         11
    Purchase of treasury stock                                  (573)        (3)
    Net payments on capital lease obligations                     (2)        (6)
                                                             -------    -------
        Net cash provided (used) by financing activities        (214)         2
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (273)       463
CASH AND CASH EQUIVALENTS, beginning of period                 2,266      1,550
                                                             -------    -------
CASH AND CASH EQUIVALENTS, end of period                     $ 1,993    $ 2,013
                                                             =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for income taxes                               $    10    $    16


   The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                      Notes to Interim Financial Statements

1.  Basis of Presentation

  While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1997, as included in the Form 10-K, previously filed. The interim results of operations for the period ended September 30, 1997, are not necessarily indicative of results to be expected for the year ending June 30, 1998.

2.  Marketable Securities

  The Company has determined that all of its marketable securities should be classified as available for sale and reflected in the accompanying balance sheet at their respective market values. The Company's results of operations include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of direct and implied obligations of the U. S. Government, certificates of deposit, and corporate bonds.

3.  Inventories

  Inventories at September 30, 1997 and June 30, 1997, consisted of the following (in thousands):

                               September 30, 1997       June 30, 1997
                               ------------------       -------------
Raw materials                        $  884                 $  948
Work-in-process                       1,514                    752
Finished goods                          211                    140
                                     ------                 ------
Inventories, net                     $2,609                 $1,840
                                     ======                 ======

4.  Income Taxes

  The Company's effective income tax rate as reflected in the accompanying interim statements of operations has been significantly impacted by the utilization of net operating loss carryforwards. During fiscal year 1996, the Company's accounting for income taxes was further impacted by the recognition of a deferred tax asset of $790,000. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance associated with the net operating loss carryforward was reduced and the $790,000 asset was recognized. In fiscal 1997, the deferred tax asset was increased to $1,101,000, primarily as a result of the tax benefit recorded as a result of disqualifying dispositions of employee incentive stock options. The Company believes that it is more likely than not that it will be able to realize the benefit of this net asset, which relates to the estimated value to be derived from utilizing net operating loss carryforwards in future accounting periods.

                                  MIZAR, INC.


                     Notes to Interim Financial Statements

5.  Income Per Share

  Primary and fully diluted income per share for the three months ended September 30, 1997 and 1996 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in both primary and fully diluted income per share are stock options using the treasury stock method. For the three months ended September 30, 1997, common stock equivalents included in primary income per share were calculated under the treasury stock method using the average market price, whereas the common stock equivalents included in fully diluted income per share were calculated using the ending market price, which was higher than the average market price. For the three months ended September 30, 1996, both primary and fully diluted income per share were computed using the average market price, which was higher than the ending market price. Shares used in primary and fully diluted income per share calculations are presented below (in thousands):

                                                                   Primary                          Fully Diluted
                                                                   -------                          -------------
                                                              Three Months Ended                  Three Months Ended
                                                                September 30,                       September 30,
                                                              1997         1996                   1997         1996
                                                             ------       ------                 ------       ------
Weighted average common stock
    outstanding during the period                             5,020        4,966                  5,020        4,966
Common stock equivalents of stock programs                      384          613                    438          613
                                                              -----        -----                  -----        -----
Shares used in net income per share calculation               5,404        5,579                  5,458        5,579
                                                              =====        =====                  =====        =====


6.  Recently Adopted Accounting Pronouncements

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

  In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires companies to either recognize compensation expense related to employee stock options in the statements of operations or disclose the proforma effect on earnings of the stock options in the footnotes to the financial statements. The Company has elected to follow the proforma disclosure requirements promulgated by SFAS No. 123 and the proforma disclosure can be found in Note 6 to the financial statements in the Form 10-K for the year ended June 30, 1997.


7.  New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share. The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, pursuant to APB

Opinion No. 15. Had the Company previously adopted the provisions of SFAS No. 128, basic and diluted earnings per share for the quarter ended September 30, 1997, would have been $0.06 and $0.06, respectively.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, Disclosure of Information About Capital Structure. The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. The impact of this adoption will not be significant.


8.  Stockholders' Equity

  In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of the common stock outstanding. As of June 30, 1997, 144,400 shares had been repurchased for a total of $509,000. In August 1997, the Company announced a $1,000,000 expansion to its common stock repurchase plan. As of September 30, 1997, a total of 281,900 shares had been repurchased for a total of $1,081,000 since the commencement of the program in May.

                                  MIZAR, INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations
---------------------

  For the three months ended September 30, 1997, the Company reported net sales of $3,203,000, as compared to $3,025,000 in the same period of the prior year. DSP-based product sales were $2,568,000, or 80% of total sales during the quarter. On a comparative basis, sales from DSP-based products were $2,363,000, or 78% of total sales during the same quarter in the prior year. Sales in the first quarter of fiscal 1998 from non-DSP products were essentially flat as compared to the same period in the prior year. Bookings, which are generally realized upon receipt of a written purchase order or contract, were $4,143,000 in the first quarter of fiscal 1998, as compared to $4,805,000 during the same period in fiscal 1997. The customer order backlog was $8,669,000 at September 30, 1997, as compared to $4,047,000 at September 30, 1996. A much larger proportion of the customer orders received in fiscal 1997 required engineering effort in order to meet ruggedization (environmental) specifications which in turn has resulted in longer lead times. Much of the adaptation is the result of environmental requirements associated with deployed customer systems in the military/aerospace market. Previously, a large portion of the Company's DSP business were modest orders for relatively standard products which were used to prove a concept or deploy a small number of prototypes or systems.

  Gross margin percent for the quarter ended September 30, 1997, was 51%, as compared to 54% for the same period in the prior year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume related efficiencies and changes in product and customer mix. Such variations will continue to impact gross margin percentages in a similar fashion during future reporting periods as DSP-based products comprise a larger percentage of revenues.

  During the three months ended September 30, 1997, operating expenses were $1,444,000, or 45% of net sales, as compared to $1,289,000, during the same period in the prior year. Product development and engineering expenses were higher during the first quarter of fiscal 1998 as compared to the same period in fiscal 1997 due to increased headcount dedicated to ruggedization efforts and the design of a new suite of products targeted for the digital wireless communications market. Sales expense was higher during the first quarter of fiscal 1998 as compared to the same period in fiscal 1997 due to increased sales commissions.

  Interest income for the quarter ended September 30, 1997, was $146,000, as compared to $135,000 for the same period in the prior year.

  The Company reported net income of $315,000 for the quarter ended September 30, 1997, as compared to net income of $439,000 during the same period in the prior year. The decrease in net income for the three months ended September 30, 1997, as compared to the same period in the prior year, is due primarily to the increase in operating expenses and a lower gross margin percentage.


Liquidity and Capital Resources
-------------------------------

  The Company's total cash, cash equivalents and purchased marketable securities were $9,924,000 at September 30, 1997, as compared to $10,864,000 at June 30, 1997. Net working capital at September 30, 1997, was $13,848,000, as compared to $13,688,000 at June 30, 1997, an increase of $160,000.

  Expenditures for capital equipment were $43,000 for the three months ended September 30, 1997, as compared to $280,000 in the prior year. The expenditures in the first quarter of fiscal 1997 included the costs of facility expansion and remodeling.

                                  MIZAR, INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of the common stock outstanding. As of June 30, 1997, 144,400 shares had been repurchased for a total of $509,000. In August 1997, the Company announced a $1,000,000 expansion to its common stock repurchase plan. As of September 30, 1997, a total of 281,900 shares had been repurchased for a total of $1,081,000 since the commencement of the program in May.

  The Company believes that its near-term liquidity requirements will be met with cash flow from operations and existing cash and short-term investments.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995:

  Certain matters discussed or incorporated by reference in this Form 10-Q, other printed material and in oral presentations are forward-looking statements which are based on expectations of the Company but involve a number of risks and uncertainties including, but not limited to, rapid technological change, defense industry concentration, relationship with Texas Instruments, commercial market uncertainties, dependence upon suppliers and subcontractors, dependence on key personnel, competition, and fluctuations in quarterly financial performance. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's Form 10-K for the year ended June 30, 1997. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or revision to delivery schedules.

                                  MIZAR, INC.

                         Part II.     Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     11(a) Computation of Per Share Income for the three months ended September
           30, 1997 and 1996.

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


                                  Mizar, Inc.


Date:  November 12, 1997        By  /s/ Charles D. Brockenbush
                                    --------------------------------
                                    Charles D. Brockenbush
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION
-------    -------------------------------------
 11 (a) Computation of Per Share Income for the three months ended September 30, 1997 and 1996.

 27        Financial Data Schedule (filed electronically only).