Form 10-Q
period 1997-12-31
MIZAR INC \DE\
filed 1998-02-17
CIK 949587

                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D. C.  20549
                       --------------------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1997          Commission File Number  0-26858


                                  MIZAR, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                              41-1425902
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



          2410 Luna Road                                            75006
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
               Yes    X                 No
                  ---------                ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Outstanding at
          Class                                       February 3, 1998
          -----                                       ----------------

Common Stock, par value $0.01 per share                   5,135,976

                                  MIZAR, INC.

                                   Form 10-Q
                    For the Quarter Ended December 31, 1997

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL  INFORMATION

Item 1.        Financial Statements

               Balance Sheets
               December 31, 1997 and June 30, 1997                        3

               Statements of Operations
               for the three months and the six months ended
               December 31, 1997 and 1996                                 4

               Statements of Cash Flows
               for the six months ended December 31, 1997 and 1996        5

               Notes to Interim Financial Statements                    6-8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations            9-10

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                          11


SIGNATURE                                                                12


                                  MIZAR, INC.

                                BALANCE SHEETS
                    (in thousands, except number of shares)

                                                                                                 December 31,   June 30,
                                                                                                     1997         1997
                                                                                                 ------------   --------
                                                                                                 (unaudited)
                                        ASSETS
                                        ------
Current assets:
    Cash and cash equivalents                                                                        $  3,664   $  2,266
    Marketable securities, at fair value                                                                6,540      8,598
    Accounts receivable, net of allowances of $121 and $123, respectively                               1,422      1,816
    Inventories, net                                                                                    2,669      1,840
    Prepaid expenses and other                                                                            315         92
    Deferred tax asset                                                                                  1,103      1,110
                                                                                                    ---------- ----------
                         Total current assets                                                          15,713     15,722
                                                                                                    ---------- ----------

Plant and equipment:
     Machinery and equipment                                                                            2,021      1,910
     Furniture and fixtures                                                                               325        321
                                                                                                    ---------- ----------
                                                                                                        2,346      2,231
     Less accumulated depreciation                                                                     (1,557)    (1,303)
                                                                                                    ---------- ----------
                         Plant and equipment, net                                                         789        928
                                                                                                    ---------- ----------
Other assets                                                                                               36         46
                                                                                                    ---------- ----------
                         Total assets                                                                $ 16,538   $ 16,696
                                                                                                    ========== ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
    Accounts payable                                                                                 $    826   $    915
    Accrued compensation                                                                                  389        421
    Other current liabilities                                                                             742        696
    Current maturities of capital lease obligations                                                       -            2
                                                                                                    ---------- ----------
                         Total current liabilities                                                      1,957      2,034
                                                                                                    ---------- ----------

                         Total liabilities                                                              1,957      2,034
                                                                                                    ---------- ----------

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued
       and outstanding at December 31 and June 30, 1977, respectively                                     -          -
     Common stock, $.01 par value; 25,000,000 shares authorized; 5,658,464 and 5,472,810 shares issued at December 31 and June 30, 1997, respectively, and 5,135,976
       and 4,805,922 shares outstanding at December 31 and June 30, 1997, respectively                     57         55
    Additional paid-in capital                                                                         14,074     13,934
    Net unrealized loss on marketable securities                                                           (3)       (16)
    Retained earnings                                                                                   1,044      1,789
                                                                                                    ---------- ----------
                                                                                                       15,172     15,762
                                                                                                    ---------- ----------
    Less--treasury stock, at cost                                                                        (591)    (1,100)
                                                                                                    ---------- ----------
                         Total stockholders' equity                                                    14,581     14,662
                                                                                                    ---------- ----------
                         Total liabilities and stockholders' equity                                  $ 16,538   $ 16,696
                                                                                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

   Three Months Ended                                                                      Six Months Ended
      December 31,                                                                           December 31,
   1997         1996                                                                      1997         1996
----------   ----------                                                                ----------   ----------
$    2,528   $    3,389    Net sales                                                   $    5,731   $    6,414
     1,378        1,764    Cost of sales                                                    2,933        3,144
----------   ----------                                                                ----------   ----------

     1,150        1,625         Gross margin                                                2,798        3,270

                           Operating expenses:
       620          659      Product development and engineering                            1,191        1,133
       513          448      Sales and marketing                                            1,033          912
       359          283      General and administrative                                       712          634
----------   ----------                                                                ----------   ----------

     1,492        1,390         Total operating expenses                                    2,936        2,679
----------   ----------                                                                ----------   ----------

      (342)         235    Operating income (loss)                                           (138)         591
----------   ----------                                                                ----------   ----------

                           Other income:
       134          149      Interest income                                                  280          284
----------   ----------                                                                ----------   ----------

       134          149         Total other income                                            280          284
----------   ----------                                                                ----------   ----------

      (208)         384    Income (loss) before provision (benefit) for income taxes          142          875
----------   ----------                                                                ----------   ----------

       (10)          40    Provision (benefit) for income taxes                                25           92

$     (198)  $      344    Net income (loss)                                           $      117   $      783
==========   ==========                                                                ==========   ==========

$    (0.04)  $     0.07    Basic net income (loss) per share                           $     0.02   $     0.16
==========   ==========                                                                ==========   ==========

$    (0.04)  $     0.06    Diluted net income (loss) per share                         $     0.02   $     0.14
==========   ==========                                                                ==========   ==========

                           Weighted average common shares outstanding:
     5,136        4,966      Basic                                                          5,078        4,966
==========   ==========                                                                ==========   ==========
     5,136        5,588      Diluted                                                        5,398        5,575
==========   ==========                                                                ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                                  MIZAR, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                           Six Months Ended
                                                                                              December 31,
                                                                                         1997              1996
                                                                                     ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $    117           $    783
     Adjustments to reconcile net income to net cash
        provided by operating activities -
            Depreciation                                                                   257                186
            Prepaid rent                                                                    11                 (8)
     Changes in assets and liabilities -
            Accounts receivable, net                                                       394               (814)
            Inventories, net                                                              (829)              (159)
            Prepaid expenses                                                              (223)                 4
            Other assets                                                                    (1)                13
            Accounts payable                                                               (89)               259
            Accrued liabilities                                                             14                (65)
                                                                                     ----------         ----------
                         Net cash provided (used) by operating activities                 (349)               199
                                                                                     ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of machinery, equipment, furniture and fixtures                     (118)              (498)
            Purchases of marketable securities                                               -            ( 2,992)
            Proceeds from maturities of marketable securities                           2 ,078              2,006
            Proceeds from sales of marketable securities before maturity                     -              1,360
                                                                                     ----------         ----------
                         Net cash provided (used) by investing activities               1 ,960               (124)
                                                                                     ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Exercise of stock options                                                      362                276
            Purchase of treasury stock                                                    (573)                (3)
            Net payments on capital lease obligations                                       (2)                (8)
                                                                                     ----------         ----------
                         Net cash provided (used) by financing activities                 (213)               265
                                                                                     ----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1 ,398                340
CASH AND CASH EQUIVALENTS, beginning of period                                          2 ,266              1,550
                                                                                     ----------         ----------
CASH AND CASH EQUIVALENTS, end of period                                              $  3,664           $  1,890
                                                                                     ==========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
            Cash paid for income taxes                                                $     16           $     16
            Cash paid for interest                                                           -                  1


  The accompanying notes are an integral part of these financial statements.

                                 MIZAR,  INC.
                     Notes to Interim Financial Statements


1.  Basis of Presentation

    While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1997, as included on the Form 10-K, previously filed. The interim results of operations for the period ended December 31, 1997, are not necessarily indicative of results to be expected for the year ending June 30, 1998.

2.  Marketable Securities

    The Company has determined that all of its marketable securities should be classified as available for sale and reflected in the accompanying balance sheet at their respective market values. The Company's results of operations include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of direct and implied obligations of the U. S. Government, certificates of deposit, and investment grade corporate debt securities.

3.  Inventories

    Inventories at December 31, 1997 and June 30, 1997, consisted of the following (in thousands):

                                         December 31, 1997       June 30, 1997
                                         -----------------       -------------
    Raw materials                                  $ 1,158             $   948
    Work-in-process                                  1,337                 752
    Finished goods                                     174                 140
                                                   -------             -------
    Inventories, net                               $ 2,669             $ 1,840
                                                   =======             =======

4.  Income Taxes

    The Company's accounting for income taxes has been significantly impacted by the presence and utilization of federal tax net operating loss carryforwards ("NOL"). The effective income tax rate reflected in the accompanying statements of operations is substantially lower than prevailing statutory rates due to the utilization of NOLs. As of July 1, 1997, the Company's NOLs aggregated approximately $7,300,000 and will begin to expire in 2004. There is a statutory annual limitation on the utilization of the NOLs which approximates $2,300,000.

    The Company also has recognized a deferred tax asset of $1,100,000 as of June 30 and December 31, 1997, which is reflected in the accompanying balance sheets. These deferred tax assets have been recorded due to the presence of NOLs and are net of judgmental valuation allowances. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has recorded only the net portion of the total NOL that it considers "more likely than not" to be realized in the future. Among the factors the Company considers when making this evaluation is the utilization of federal net operating loss carryforwards during each of the four years in the period ended June 30, 1997, future business prospects for the Company, as well as risk factors inherent in the Company's market and operations. Changes in the net recognized deferred tax asset will be evaluated in accordance with SFAS No. 109.

                                 MIZAR,  INC.

                     Notes to Interim Financial Statements


5.  Income Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share. The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997, and therefore the statements presented for the three and the six months ended December 31, 1997, reflect the adoption of this Statement. The income per share information for the three and the six months ending December 31, 1996, have also been restated to reflect the new standard. The Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, pursuant to APB Opinion No. 15.

    Basic and diluted loss per share for the three months ended December 31, 1997, and basic income per share for the three months ended December 31, 1996, were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted income per share for the three months ended December 31, 1996, was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in diluted income per share are stock options calculated under the treasury stock method using the prevailing average market price for the period presented. Common stock equivalents in the amount of 229,000 options were not included in calculating the diluted loss per share for the three months ended December 31, 1997, because these options would have been anti-dilutive.

    Basic income per share for the six months ended December 31, 1997 and 1996, were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted income per share for the six months ended December 31, 1997 and 1996, were computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the periods presented. Common stock equivalents included in diluted income per share are stock options calculated under the treasury stock method using the average market price. Shares used in basic and diluted income per share calculations are presented below (in thousands):

                                                        Basic
                                                        -----
                                       Three Months Ended   Six Months Ended
                                           December 31,        December 31,
                                           1997    1996        1997    1996
                                           ----    ----        ----    ----

Weighted average common stock
    outstanding during the period         5,136   4,966       5,078   4,966
                                         ======  ======      ======  ======

                                                       Diluted
                                                       -------
                                       Three Months Ended   Six Months Ended
                                          December 31,         December 31,
                                          1997    1996         1997    1996
                                          ----    ----         ----    ----
Weighted average common stock
    outstanding during the period        5,136   4,966        5,078   4,966
Common stock equivalents of stock
    programs                               N/A     622          320     609
                                        ------  ------       ------  ------
Shares used in net income per
    share calculation                    5,136   5,588        5,398   5,575
                                        ======  ======       ======  ======

                                 MIZAR,  INC.

                     Notes to Interim Financial Statements


6.  New Accounting Pronouncements

    In addition to SFAS No. 128, Earnings per Share, referred to in Note 5 above, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, Disclosure of Information About Capital Structure in February 1997. The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for disclosing information about an entity's capital structure, including certain stock option information, as follows.

    Stock options scheduled to expire within the five years following December 31, 1997, aggregate 44,200 underlying shares, exercisable for a total of $6,500, and expire in 2002. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 6 to the financial statements in the Company's Form 10-K for the year ended June 30, 1997.

7.  Stockholders' Equity

    In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of its common stock outstanding. In August 1997, the Company announced a $1,000,000 expansion to its common stock repurchase plan. Through June 30, 1997, 144,400 shares had been repurchased at a total cost of $509,000. Through September 30, 1997, a total of 281,900 shares had been repurchased at a total cost of $1,081,000. In the second quarter of fiscal 1998, the Board of Directors canceled the stock repurchase plan.

8.  Merger Agreement

    On November 20, 1997, the Company and Loughborough Sound Images ("LSI") announced the execution of a definitive merger agreement. LSI, which is based in the United Kingdom, is a leading supplier of embedded DSP products to the telecommunications and test and measurement markets. The combination will be completed by the Company issuing approximately 7,824,000 common shares to the LSI shareholders in exchange for all outstanding LSI shares. The combination is subject to shareholder approval for both companies and is expected to be completed in the first calendar quarter of 1998. Costs incurred to date associated with the merger are currently reflected in prepaid expenses in the accompanying balance sheet. Total merger expenses are expected to approximate $2,500,000 and will be reflected as an expense in the first post-combination accounting period.

                                 MIZAR,  INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations
---------------------

    For the three months ended December 31, 1997, the Company reported net sales of $2,528,000, as compared to $3,389,000 in the same period of the prior year. DSP-based product sales were $1,672,000, or 66% of total sales during the quarter. On a comparative basis, sales from DSP-based products were $2,677,000, or 79% of total sales during the same quarter in the prior year. Net sales of DSP-based products for the second quarter of fiscal 1998 were significantly impacted by component shortages and delays from a key supplier of printed circuit boards. For the six months ended December 31, 1997, the Company reported net sales of $5,731,000, as compared to $6,414,000 in the same period of the prior year. Bookings, which are generally realized upon receipt of a written purchase order or contract, were $2,403,000 in the second quarter of fiscal 1998, as compared to $4,919,000 during the same period in fiscal 1997. Bookings for the first six months of fiscal 1998 were $6,546,000, as compared to $9,724,000 during the same period in fiscal 1997. The customer order backlog was $8,544,000 at December 31, 1997, as compared to $5,577,000 at December 31, 1996.
The majority of DSP-based revenues are to prime contractors for the federal government and are used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government is to emphasize the purchase of commercial off-the-shelf (COTS) products versus proprietary designs dedicated to a specific application and expects this trend will have a positive impact on revenues in the future. More recently, the Company has also experienced a significant increase in bookings for "ruggedized" DSP-based products. The time lag between order booking and revenue recognition associated with ruggedized products can be much longer due to engineering effort, component ordering and manufacturing lead-times. Previously, a large portion of the Company's DSP business were modest orders for relatively standard products which were used to prove a concept or deploy a small number of prototypes or systems.

    Gross margin percent for the quarter ended December 31, 1997, was 45%, as compared to 48% for the same period in the prior year. Gross margin percent for the six months ended December 31, 1997, was 49%, as compared to 51% for the same period in the prior year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume related efficiencies and changes in product and customer mix. Such variations will continue to impact gross margin percentages in a similar fashion during future reporting periods as DSP-based products comprise a larger percentage of sales.

    During the three months ended December 31, 1997, operating expenses were $1,492,000, or 59% of net sales, as compared to $1,390,000, during the same period in the prior year. During the six months ended December 31, 1997, operating expenses were $2,936,000, or 51% of net sales, as compared to $2,679,000, or 42% of net sales, during the same period in the prior year. For both the three and the six months ended December 31, 1997, sales and marketing expenses were higher when compared to the prior year due to increased headcount. General and administrative expenses were higher during both the second quarter and the first six months of fiscal 1998 as compared to the same period in fiscal 1997 due to a $35,000 provision for bad debts and professional services. For the six months ended December 31, 1997, product development and engineering expenses were higher as compared to the same period in the prior year due to increased headcount dedicated to ruggedization efforts and the design of a new suite of products targeted for the digital wireless communications market.

    Interest income for the quarter ended December 31, 1997, was $134,000, as compared to $149,000 for the same period in the prior year. Interest income for the six months ended December 31, 1997, was $280,000, as compared to $284,000 for the same period in the prior year.

    The Company reported a net loss of $198,000 for the three months ended December 31, 1997, as compared to net income of $344,000 during the same period in the prior year. Net income for the six months ended December 31, 1997, was $117,000, as compared to $783,000 during the same period in the prior year. The decrease in net income for both the three and the six months ended December 31, 1997, as compared to the same periods in the prior year, is primarily due to the decrease in net sales and the increase in operating expenses.

Liquidity and Capital Resources
-------------------------------

    The Company's total cash, cash equivalents and purchased marketable securities were $10,204,000 at December 31, 1997, as compared to $10,864,000 at June 30, 1997. Net working capital at December 31, 1997, was $13,756,000, as compared to $13,688,000 at June 30, 1997, an increase of $68,000.

    Expenditures for capital equipment were $118,000 for the six months ended December 31, 1997, as compared to $498,000 in the prior year. The expenditures in the first half of fiscal 1997 included the costs of facility expansion and remodeling.

    In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of its common stock outstanding. In August 1997, the Company announced a $1,000,000 expansion to its common stock repurchase plan. Through June 30, 1997, 144,400 shares had been repurchased at a total cost of $509,000. Through September 30, 1997, a total of 281,900 shares had been repurchased at a total cost of $1,081,000. In the second quarter of fiscal 1998, the Board of Directors canceled the stock repurchase plan.

    The Company believes that its near-term liquidity requirements will be met with cash flow from operations and existing cash and short-term investments.

    On November 20, 1997, the Company and Loughborough Sound Images ("LSI") announced the execution of a definitive merger agreement. LSI, which is based in the United Kingdom, is a leading supplier of embedded DSP products to the telecommunications and test and measurement markets. The combination will be completed by the Company issuing approximately 7,824,000 common shares to the LSI shareholders in exchange for all outstanding LSI shares. The combination is subject to shareholder approval for both companies and is expected to be completed in the first calendar quarter of 1998. Costs incurred to date associated with the merger are reflected in prepaid expenses in the accompanying balance sheet. Total merger expenses are expected to approximate $2,500,000 and will be reflected as an expense in the first post-combination accounting period. In conjunction with the completion of the business combination, there will be a concurrent redemption of redeemable preferred stock of LSI as well as an exercise of a warrant for common stock of LSI. The resultant net impact on cash will be an outlay of approximately $4,300,000.

    Certain matters contained or incorporated by reference in this Form 10-Q, as well as statements which are based on expectations of the Company, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These matters and statements involve a number of risks and uncertainties including, but not limited to, rapid technological change, defense industry concentration, relationship with Texas Instruments, commercial market uncertainties, dependence upon suppliers and subcontractors, dependence on key personnel, competition, and fluctuations in quarterly financial performance, costs and difficulties inherent in managing the post-combination business, and ratification of the transaction by the shareholders of Mizar and LSI. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancelation and/or revision to delivery schedules.

                                  MIZAR, INC.

                        Part II.     Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

      11(a) Computation of Per Share Income for the three months ended December 31, 1997 and 1996.

      11(b) Computation of Per Share Income for the six months ended December 31, 1997 and 1996.

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


                                       Mizar, Inc.


Date:  February 16, 1998               By /s/  Charles D. Brockenbush
                                          -------------------------------------

                                          Charles D. Brockenbush
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION
-------     --------------------------------
 11 (a)     Computation of Per Share Income for the three months ended December
            31, 1997 and 1996.

 11 (b) Computation of Per Share Income for the six months ended December 31, 1997 and 1996.

 27         Financial Data Schedule (filed electronically only).