Form 10-Q
period 1998-03-31
BLUE WAVE SYSTEMS INC
filed 1998-05-15
CIK 949587

                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D. C.  20549
                       ----------------------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998            Commission File Number  0-26858


                            BLUE WAVE SYSTEMS INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                          41-1425902
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                           Identification No.)



           2410 Luna Road                                      75006
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
               Yes   X                 No
                   -----                  -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                Class                                   May 1,1998
                -----                                   ----------

Common Stock, par value $0.01 per share                 13,013,790

                            BLUE WAVE SYSTEMS INC.
                            (Formerly Mizar, Inc.)
                                   Form 10-Q
                     For the Quarter Ended March 31, 1998

                                     INDEX

                                                                                      Page No.
                                                                                       --------
PART I.     FINANCIAL  INFORMATION

Item 1.     Financial Statements

                Balance Sheets
                March 31, 1998 and June 30, 1997                                           3

                Statements of Operations
                for the three months and the nine months ended March 31, 1998 and 1997     4

                Statements of Cash Flows
                for the nine months ended March 31, 1998 and 1997                          5

                Notes to Interim Financial Statements                                    6-8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                           9-10

PART II.    OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                       11

Item 6.         Exhibits and Reports on Form 8-K                                          11


SIGNATURE                                                                                 12


                             BLUE WAVE SYSTEMS INC.
                             (FORMERLY MIZAR, INC.)
                                 BALANCE SHEETS
                     (in thousands, except number of shares)

                                                                                                   March 31,  June 30,
                                                                                                     1998       1997
                                                                                                 ----------- ----------
                                                                                                 (unaudited)
                                              ASSETS
                                              ------
Current assets:
     Cash and cash equivalents                                                                    $  4,755    $  2,266
     Marketable securities, at fair value                                                            4,071       8,598
     Accounts receivable, net of allowances of $121 and $123, respectively                           2,407       1,816
     Inventories, net                                                                                2,951       1,840
     Prepaid expenses and other                                                                        642          92
     Deferred tax asset                                                                              1,101       1,110
                                                                                                  --------    --------
                         Total current assets                                                       15,927      15,722
                                                                                                  --------    --------

Plant and equipment:
     Machinery and equipment                                                                         2,245       1,910
     Furniture and fixtures                                                                            344         321
                                                                                                  --------    --------
                                                                                                     2,589       2,231
     Less accumulated depreciation                                                                  (1,693)     (1,303)
                                                                                                  --------    --------
                         Plant and equipment, net                                                      896         928
                                                                                                  --------    --------
Other assets                                                                                            30          46
                                                                                                  --------    --------
                         Total assets                                                             $ 16,853    $ 16,696
                                                                                                  ========    ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
     Accounts payable                                                                             $  1,040    $    915
     Accrued compensation                                                                              296         421
     Other current liabilities                                                                         714         696
     Current maturities of capital lease obligations                                                  --             2
                                                                                                  --------    --------
                         Total current liabilities                                                   2,050       2,034
                                                                                                  --------    --------

                         Total liabilities                                                           2,050       2,034
                                                                                                  --------    --------

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued
           and outstanding at March 31, 1998 and June 30, 1997, respectively                          --          --
     Common stock, $.01 par value; 25,000,000 shares authorized; 5,659,314 and 5,472,810 shares issued at March 31, 1998 and June 30, 1997, respectively, and 5,136,826
             and 4,805,922 shares outstanding at March 31, 1998 and June 30, 1997, respectively          57          55
     Additional paid-in capital                                                                     14,077      13,934
     Net unrealized loss on marketable securities                                                       (1)        (16)
     Retained earnings                                                                               1,261       1,789
                                                                                                  --------    --------
                                                                                                    15,394      15,762
                                                                                                  --------    --------
     Less -- treasury stock, at cost                                                                  (591)     (1,100)
                                                                                                  --------    --------
                         Total stockholders' equity                                                 14,803      14,662
                                                                                                  --------    --------
                         Total liabilities and stockholders' equity                               $ 16,853    $ 16,696
                                                                                                  ========    ========

   The accompanying notes are an integral part of these financial statments.

                             BLUE WAVE SYSTEMS INC.
                              (FORMERLY MIZAR INC.)
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

    Three Months Ended                                                                        Nine Months Ended
        March 31,                                                                                March 31,
      1998      1997                                                                            1998      1997
    --------  --------                                                                        --------   -------
    $ 3,414   $ 2,203       Net sales                                                         $  9,145   $ 8,617
      1,705     1,402       Cost of sales                                                        4,638     4,546
    -------   -------                                                                         --------   -------

      1,709       801                     Gross margin                                           4,507     4,071

                            Operating expenses:
        818       868         Product development and engineering                                2,009     2,001
        578       482         Sales and marketing                                                1,611     1,394
        222       339         General and administrative                                           934       973
    -------   -------                                                                         --------   -------

      1,618     1,689                     Total operating expenses                               4,554     4,368
    -------   -------                                                                         --------   -------

         91      (888)      Operating income (loss)                                                (47)     (297)
    -------   -------                                                                         --------   -------
                            Other income:
        133       156         Interest income                                                      413       440
    -------   -------                                                                         --------   -------

        133       156                      Total other income                                      413       440
    -------   -------                                                                         --------   -------

        224      (732)      Income (loss) before provision (benefit) for income taxes              366       143
    -------   -------                                                                         --------   -------

          6       (67)      Provision (benefit) for income taxes                                    31        25

    $   218   $  (665)      Net income (loss)                                                 $    335   $   118
    =======   =======                                                                         ========   =======

    $  0.04   $ (0.13)      Basic net income (loss) per share                                 $   0.07   $  0.02
    =======   =======                                                                         ========   =======

    $  0.04   $ (0.13)      Diluted net income (loss) per share                               $   0.06   $  0.02
    =======   =======                                                                         ========   =======

                            Weighted average common shares outstanding:
      5,136     4,950         Basic                                                              5,097     4,961
    =======   =======                                                                         ========   =======
      5,369     4,950         Diluted                                                            5,390     5,570
    =======   =======                                                                         ========   =======

   The accompanying notes are an integral part of these financial statements.

                             BLUE WAVE SYSTEMS INC.
                             (FORMERLY MIZAR, INC.)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                               1998       1997
                                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $   335    $   118
     Adjustments to reconcile net income to net cash
        provided by operating activities -
            Depreciation                                                        393        310
            Prepaid rent                                                         16        (12)
     Changes in assets and liabilities -
            Accounts receivable, net                                           (591)       (11)
            Income tax refund receivable                                       --          (67)
            Inventories, net                                                 (1,111)       (37)
            Prepaid expenses                                                     15         28
            Other assets                                                       --           13
            Accounts payable                                                    125         78
            Accrued liabilities                                                (107)      (236)
                                                                            -------    -------
                         Net cash provided (used) by operating activities      (925)       184
                                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of machinery, equipment, furniture and fixtures          (361)      (804)
            Purchases of marketable securities                                 --       (3,398)
            Proceeds from maturities of marketable securities, net            4,551      3,392
            Proceeds from sales of marketable securities before maturity       --        1,360
            Merger costs                                                       (565)      --
                                                                            -------    -------
                         Net cash provided by investing activities            3,625        550
                                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Exercise of stock options                                           364        278
            Purchase of treasury stock                                         (573)        (5)
            Net payments on capital lease obligations                            (2)       (11)
                                                                            -------    -------
                         Net cash provided (used) by financing activities      (211)       262
                                                                            -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,489        996
CASH AND CASH EQUIVALENTS, beginning of period                                2,266      1,550
                                                                            -------    -------
CASH AND CASH EQUIVALENTS, end of period                                    $ 4,755    $ 2,546
                                                                            =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
            Cash paid for income taxes                                      $    20    $    29
            Cash paid for interest                                             --            1

   The accompanying notes are an integral part of these financial statements.

                            BLUE WAVE SYSTEMS INC.
                            (Formerly Mizar, Inc.)
                     Notes to Interim Financial Statements


1.   Basis of Presentation

     While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1997, as included on the Form 10-K, previously filed. The interim results of operations for the period ended March 31, 1998, are not necessarily indicative of results to be expected for the year ending June 30, 1998.

2. Merger of Mizar, Inc. and Loughborough Sound Images, Ltd. and Name Change of Registrant

     The entity formerly called Mizar, Inc. purchased, via a share exchange, all of the outstanding capital stock of Loughborough Sound Images, Ltd. ("LSI"). Mizar also amended its articles of incorporation to change its name to Blue Wave Systems Inc. These events took place in April 1998 and therefore, the financial statements for the periods ending March 31, 1998, include the historical information for Mizar, Inc. only. The combination will be accounted for using the pooling of interests method of accounting and therefore the historical financial statements of Mizar, Inc. will be retroactively restated to reflect the combined financial position and results of operations for both companies.

3.   Marketable Securities

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

4.   Inventories

     Inventories at March 31, 1998 and June 30, 1997, consisted of the following (in thousands):

                                         March 31, 1998            June 30, 1997
                                         --------------            -------------

Raw materials                               $ 1,494                   $   948
Work-in-process                               1,292                       752
Finished goods                                  165                       140
                                            -------                   -------
Inventories, net                            $ 2,951                   $ 1,840
                                            =======                   =======

5.   Income Taxes

     The Company's accounting for income taxes has been significantly impacted by the presence and utilization of federal tax net operating loss carryforwards ("NOL"). The effective income tax rate reflected in the accompanying statements of operations is substantially lower than prevailing statutory rates due to the utilization of NOLs. As of July 1, 1997, the Company's NOLs aggregated approximately $7,300,000 and will begin to expire in 2004. There is a statutory annual limitation on the utilization of the NOLs which approximates $2,300,000. This amount will be reduced to approximately $1,600,000 as a result of the common stock issuance to effect the combination with LSI.

     The Company also has recognized a deferred tax asset of $1,100,000 as of June 30 and March 31, 1998, which is reflected in the accompanying balance sheets. These deferred tax assets have been recorded due to the presence of NOLs and are reflected net of judgmental valuation allowances. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against a portion of the total NOL, the net amount of which it considers "more

                            BLUE WAVE SYSTEMS INC.
                            (Formerly Mizar, Inc.)
                     Notes to Interim Financial Statements


likely than not" to be realized in the future. Among the factors the Company considers when making this evaluation are the utilization of federal net operating loss carryforwards during each of the four years in the period ended June 30, 1997, future business prospects for the Company, as well as risk factors inherent in the Company's market and operations. Changes in the net recognized deferred tax asset are evaluated in accordance with SFAS No. 109.

6.   Income Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997, and therefore the statements presented for the three and the nine months ended March 31, 1998, reflect the adoption of this Statement. The net income per share information for the three and the nine months ending March 31, 1997, have also been restated to reflect the new standard. The Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, as defined in APB Opinion No. 15.

     Basic net income per share for the three months ended March 31, 1998, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended March 31, 1998, was computed by dividing net income by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the period. Dilutive securities included in diluted net income per share are stock options calculated under the treasury stock method using the prevailing average market price for the period presented. Options for 175,825 underlying shares were not included in calculating diluted net income per share for both the three and nine months ended March 31, 1998, because these options would have been anti-dilutive. Basic and diluted net loss per share for the three months ended March 31, 1997, were computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

     Basic net income per share for the nine months ended March 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share for the nine months ended March 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities or options outstanding during the periods presented. Other dilutive securities included in diluted net income per share are stock options calculated under the treasury stock method using the prevailing average market price for the periods presented. Shares used in basic and diluted net income per share calculations are presented below (in thousands):

                                                              Three Months Ended                  Nine Months Ended
                                                                  March 31,                           March 31,
                                                              1998         1997                   1998         1997
                                                           -----------  -----------            -----------  -----------
Basic:
------
Weighted average common stock outstanding                       5,136        4,950                  5,097        4,961
                                                                =====        =====                  =====        =====

Diluted:
--------
Weighted average common stock outstanding                       5,136        4,950                  5,097        4,961
Stock Options                                                     233          N/A                    293          609
                                                                -----        -----                  -----        -----
Shares used in net income per share calculation                 5,369        4,950                  5,390        5,570
                                                                =====        =====                  =====        =====

7.   New Accounting Pronouncements

In addition to SFAS No. 128, Earnings per Share, referred to in Note 5 above, the Financial Accounting Standards Board issued SFAS No. 129, Disclosure of Information About Capital Structure in February 1997. The adoption of this standard is required for financial statements issued for periods ending after December 15, 1997. This statement

                            BLUE WAVE SYSTEMS INC.
                            (Formerly Mizar, Inc.)
                     Notes to Interim Financial Statements


establishes standards for disclosing information about an entity's capital structure, including certain stock option information, as follows.

     Stock options scheduled to expire within the five years following March 31, 1998, aggregate 44,200 underlying shares, exercisable for a total of $6,500, and expire in 2002. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 6 to the financial statements in the Company's Form 10-K for the year ended June 30, 1997.

     The Financial Accounting Standards Board has issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997. The Company has two types of non-owner changes in equity, excluding net income, including foreign currency translation gains and losses and unrealized gains and losses on investments.

     The Financial Accounting Standards Board has issued SFAS No. 131, Disclosure about Segments of An Enterprise and Related Information. This pronouncement changes requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 requires companies to select segments based on their internal reporting system. The adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997. The Company does not expect adoption of SFAS No. 131 to have a significant impact on its financial statement disclosure.

     The Financial Accounting Standards Board has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The adoption of SFAS No. 132 is required for fiscal years beginning after December 15, 1997. The Company currently does not have any pension or postretirement benefit plans.

8.   Stockholders' Equity

     During 1997, the Company announced plans to repurchase up to $2,000,000 worth of its common stock outstanding. Through June 30, 1997, 144,400 shares had been repurchased at a total cost of $509,000. Through September 30, 1997, a total of 281,900 shares had been repurchased at a total cost of $1,081,000. In the second quarter of fiscal 1998, the Board of Directors canceled the stock repurchase plan in connection with the merger plans with LSI.

9.   Subsequent Event-Combination with Loughborough Sound Images, Ltd.

On April 27, 1998, Mizar, Inc. and LSI completed the merger transaction announced in November 1997. The new enterprise has changed its name to Blue Wave Systems Inc. and trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "BWSI." LSI, which is based in the United Kingdom, is a leading supplier of embedded DSP products to the telecommunications and, test and measurement markets. The combination was completed via a share exchange with the Company issuing approximately 7,877,000 of common shares to LSI shareholders in exchange for all outstanding LSI shares and issuing options exercisable for approximately 564,000 shares of Common Stock in exchange for the outstanding LSI options. Costs of $565,000 incurred to date associated with the merger are currently reflected in prepaid expenses in the accompanying balance sheet. Total merger related costs and provisions are expected to approximate $3,500,000 and will be reflected as an expense in the first post-combination accounting period. In conjunction with completion of the business combination, there was a redemption of redeemable preferred stock of LSI owned by Boston Holdings Limited as well as an exercise of warrants for common stock of LSI, also owned by Boston Holdings Limited, which were then exchanged into shares of the Company. The resultant net impact of these transactions on cash to the combined companies was an outlay of approximately $4,500,000.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations
---------------------

     For the three months ended March 31, 1998, the Company reported net sales of $3,414,000, as compared to $2,203,000 in the same period of the prior year. DSP-based product sales were $2,409,000, or 71% of total sales during the three months. On a comparative basis, sales from DSP-based products were $1,292,000, or 59% of total sales during the same period in the prior year. For the nine months ended March 31, 1998, the Company reported net sales of $9,145,000, as compared to $8,617,000 in the same period of the prior year. The customer order backlog was $6,009,000 at March 31, 1998, as compared to $6,323,000 at March 31, 1997. The majority of DSP-based revenues are to prime contractors for the federal government and are used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government is to emphasize the purchase of commercial off-the-shelf (COTS) products versus proprietary designs dedicated to a specific application and expects this trend will have a positive impact on revenues in the future. More recently, the Company has also experienced a significant increase in bookings for "ruggedized" DSP-based products that are designed for harsh environments. The time lag between order booking and revenue recognition associated with "ruggedized" products can be much longer due to engineering effort, component ordering and manufacturing lead-times. Previously, a large portion of the Company's DSP business were modest orders for relatively standard products which were used to prove a concept or deploy a small number of prototypes or systems. Customer orders for "ruggedized" products typically are quite large and result in a high degree of variability in bookings during any given three month measurement period.

     Gross margin percent for the three months ended March 31, 1998, was 50%, as compared to 36% for the same period in the prior year. Gross margin percent for the nine months ended March 31, 1998, was 49%, as compared to 47% for the same period in the prior year. The lower gross margin percentages in the third quarter of fiscal 1997 was attributable to provisions taken for potentially obsolete inventory and the impact of fixed production costs being spread over fewer units of production. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume-related efficiencies and changes in product and customer mix. Such variations will continue to impact gross margin percentages in a similar fashion during future reporting periods due to timing and conversion of customer orders and product mix.

     During the three months ended March 31, 1998, operating expenses were $1,618,000, or 47% of net sales, as compared to $1,689,000, during the same period in the prior year. During the nine months ended March 31, 1998, operating expenses were $4,554,000, or 50% of net sales, as compared to $4,368,000, or 51% of net sales, during the same period in the prior year. For both the three and the nine months ended March 31, 1998, sales and marketing expenses were higher when compared to the prior year due to increased headcount. General and administrative expenses were lower during both the third quarter and the first nine months of fiscal 1998 as compared to the same period in fiscal 1997 due primarily to the absence of nonrecurring expenses present in the same periods in the prior year. Product development and engineering expenses were generally consistent with the expenses in both the three and the nine month periods in the prior year, although headcount has increased.

     Interest income for the three months ended March 31, 1998, was $133,000, as compared to $156,000 for the same period in the prior year. Interest income for the nine months ended March 31, 1998, was $413,000, as compared to $440,000 for the same period in the prior year. The declines are due to increased investment in inventories, merger-related costs and the resultant lower available balance for investing.

     The Company reported net income of $218,000 for the three months ended March 31, 1998, as compared to a net loss of $665,000 during the same period in the prior year. Net income for the nine months ended March 31, 1998, was $335,000, as compared to $118,000 during the same period in the prior year. The increase in net income for both the three and the nine months ended March 31, 1998, as compared to the same periods in the prior year, is primarily due to the increase in net sales.


Liquidity and Capital Resources
-------------------------------

     The Company's total cash, cash equivalents and purchased marketable securities were $8,826,000 at March 31, 1998, as compared to $10,864,000 at June 30, 1997. Net working capital at March 31, 1998, was $13,877,000, as compared to $13,688,000 at June 30, 1997, an increase of $189,000.

     Expenditures for capital equipment were $361,000 for the nine months ended March 31, 1998, as compared to $804,000 in the prior year. The expenditures in the first nine months of fiscal 1997 included the costs of facility expansion and remodeling.

     During 1997, the Company announced plans to repurchase up to $2,000,000 worth of its common stock outstanding. Through June 30, 1997, 144,400 shares had been repurchased at a total cost of $509,000. Through September 30, 1997, a total of 281,900 shares had been repurchased at a total cost of $1,081,000. In the second quarter of fiscal 1998, the Board of Directors canceled the stock repurchase plan in connection with the merger plans with LSI.

     After the effects of the combination with LSI, the Company believes that its near-term liquidity requirements will be met with existing cash, short-term investments and cash flow from operations, as well as short-term borrowings.

     On April 27, 1998, Mizar, Inc. and LSI completed the merger transaction announced in November 1997. The new enterprise has changed its name to Blue Wave Systems Inc. and trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "BWSI." LSI, which is based in the United Kingdom, is a leading supplier of embedded DSP products to the telecommunications and, test and measurement markets. The combination was completed via a share exchange with the Company issuing approximately 7,877,000 of common shares to LSI shareholders in exchange for all outstanding LSI shares and issuing options exercisable for approximately 564,000 shares of Common Stock in exchange for the outstanding LSI options. Costs of $565,000 incurred to date associated with the merger are currently reflected in prepaid expenses in the accompanying balance sheet. Total merger related costs and provisions are expected to approximate $3,500,000 and will be reflected as an expense in the first post-combination accounting period. In conjunction with completion of the business combination, there was a redemption of redeemable preferred stock of LSI owned by Boston Holdings Limited as well as an exercise of warrants for common stock of LSI, also owned by Boston Holdings Limited, which were then exchanged into shares of the Company. The resultant net impact of these transactions on cash to the combined companies was an outlay of approximately $4,500,000.

     Certain matters contained or incorporated by reference in this Form 10-Q, as well as statements which are based on expectations of the Company, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These matters and statements involve a number of risks and uncertainties including, but not limited to, rapid technological change, defense industry concentration, relationship with Texas Instruments, commercial market uncertainties, dependence upon suppliers and subcontractors, dependence on key personnel, competition, and fluctuations in quarterly financial performance, and costs and difficulties inherent in managing the post-combination business. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancelation and/or revision to delivery schedules.

                            BLUE WAVE SYSTEMS INC.

                          Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on April 27, 1998. The following measures were approved at the meeting:

                                                                   Shares             Shares             Shares
                                                                     For              Against          Abstaining
                                                              -----------------  -----------------  -----------------
1) Issuance of approximately 8,441,000 shares of
    Common Stock upon the consummation of the
    Merger between the Company and LSI                              3,149,979             42,270             11,116
2) Increase the number of shares issuable under the
    Stock Option Plan from 2,177,500 to 2,427,500                   4,206,785             98,895             16,866
3) Amend the Certificate of Incorporation of Mizar to
    change the name from "Mizar, Inc." to "Blue
    Wave Systems Inc."                                              4,241,976             67,800             12,970
4) Amend the Certificate of Incorporation of Mizar to
    Increase the number of authorized shares of
    Common Stock from 25 million to 50 million                      4,260,876             50,620             11,050
5) Election of Directors:
       Simon Yates                                                  4,306,126                600             15,820
       John Forrest                                                 4,305,426              1,300             15,820
       Rob Shaddock                                                 4,306,126                600             15,820
       John Rynearson                                               4,306,126                600             15,820
       Sam Smith                                                    4,305,726              1,000             15,820


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     11(a) Computation of Per Share Income for the three months ended March 31, 1998 and 1997.

     11(b) Computation of Per Share Income for the nine months ended March 31, 1998 and 1997.

     27     Financial Data Schedule (filed electronically only).

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on May 12, 1998 disclosing the acquisition of Loughborough Sound Images, Ltd. ("LSI") by Mizar, Inc., the change of the corporate name to "Blue Wave Systems Inc.", consolidated financial statements of LSI for various reporting periods, pro forma combined financial statements for the Company and LSI for various reporting periods, and a description of the sale of the equity securities pursuant to Regulation S of the Securities Act of 1933, as amended.

                            BLUE WAVE SYSTEMS INC.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Blue Wave Systems Inc.


Date:  May 13, 1998                     By  /s/  Charles D. Brockenbush
                                            ------------------------------
                                            Charles D. Brockenbush
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION
-------     --------------------------------
 11 (a)     Computation of Per Share Income for the three months ended March 31,
            1998 and 1997.

 11 (b) Computation of Per Share Income for the nine months ended March 31, 1998 and 1997.

 27         Financial Data Schedule (filed electronically only).