Form 10-K
period 1998-06-30
BLUE WAVE SYSTEMS INC
filed 1998-09-28
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM  10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998.

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934.

                       Commission File Number:  0-26858

                             BLUE WAVE SYSTEMS INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                      41-1425902
    (State or other jurisdiction of                    (I. R. S. Employer
    incorporation or organization)                   Identification Number)

    2410 LUNA ROAD, CARROLLTON, TX                            75006
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
                               Yes  X    No
                                   ---      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 23, 1998 as reported on the Nasdaq National Market, was approximately $31,320,000.

As of September 23, 1998, Registrant had outstanding 13,014,038 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of
     Stockholders, which will be filed on or before October 28, 1998, are incorporated by reference in Part III.

                                    PART I


ITEM 1.  BUSINESS


GENERAL

  Blue Wave Systems Inc. (the "Company or "Blue Wave Systems") designs, develops and markets programmable digital signal processing ("DSP") computing sub-systems that are used in a variety of real-time image and signal processing applications including communications, medical imaging, radar, and sonar. The Company's products are typically sold to original equipment manufacturers ("OEMs"), research organizations, and military contractors who integrate the Company's
products into special purpose computing platforms.   The Company was formed in
April 1998 upon the combination of Mizar, Inc. ("Mizar") and Loughborough Sound Images Ltd. ("LSI"), a company based in the United Kingdom.

COMBINATION OF MIZAR AND LSI, AND THE FORMATION OF BLUE WAVE SYSTEMS INC.

  Blue Wave Systems was formed as a result of the combination between Mizar and LSI that occurred in April 1998. The combination was completed via a share exchange whereby Mizar issued 7,876,964 common shares in exchange for all of the outstanding capital stock of LSI. As of September 23, 1998, the Company had 13,014,038 common shares outstanding. Contemporaneous with completion of the combination, Mizar, Inc. amended its articles of incorporation and changed its name to Blue Wave Systems Inc. The Company's common stock now trades under the symbol BWSI. Mizar's former trading symbol was MIZR.

  The combination was accounted for as a pooling of interests and all historical financial information has been retroactively restated to reflect the combination. The Company's fiscal year end remains June, however, the consolidation of LSI's results during fiscal 1997 (and prior) reflect LSI's September fiscal year end. Therefore, the reported results for fiscal 1997 (and prior) reflect a June year end for Mizar and a September year end for LSI.

DIGITAL SIGNAL PROCESSING

  Digital signal processing involves the mathematical manipulation and analysis of digitized image, sound, and other naturally occurring analog wave forms. Examples of input devices which collect and digitize these analog wave forms include video cameras, radar arrays, digital x-ray cameras, sonar arrays, and a variety of telecommunications devices. As compared to general computing, the mathematical algorithms used to manipulate digitized images, audio, and speech use multiplication and addition functions more intensively. DSP microprocessors perform these functions in one clock cycle at millions of instructions per second, whereas non-DSP microprocessors may require several clock cycles to accomplish the same operation. Generally, the mathematical algorithms are applied in order to modify or improve a signal or image, or to identify and sort signals or images that contain defined attributes. When embedded, DSP is a scalable enabling technology applicable to a diverse range of existing and emerging real-time image and signal processing applications that have particularly demanding processing requirements. The market for high performance DSP-based sub-systems and components has traditionally experienced rapid technological change which requires high levels of expenditures for research and development. The Company continues to introduce DSP-based products in order to retain its competitive position and will be required to continually enhance its existing products and successfully develop new products.

DSP SUB-SYSTEM MARKETS AND APPLICATIONS

  DSP sub-systems are utilized in a diverse range of existing and emerging applications.

  Communications. According to a published industry study, communications electronic equipment constitutes the largest market for DSPs. The largest communications markets for DSPs are wireless communications, modems, voice/tone activated response and recording systems, and copper bandwidth-enhancement devices. The rapid proliferation of communications throughout the world has created demand for electronic and computing devices that are capable of efficiently processing high transmission volume. The unique computing capabilities of DSPs make it particularly suited for the digital processing inherent in many forms of communications.

  Military and Aerospace Electronics. The military and aerospace ("mil/aero") industry has employed multiprocessor DSPs in many electronics applications. Although United States mil/aero spending as a whole is decreasing, the Company believes that spending for many technological improvements and enhancements has not been reduced. Federal acquisition reform has also led to expanded market opportunities for commercial-off-the-shelf ("COTS") products such as those provided by Blue Wave Systems. Many defense applications place a premium on reduced size and weight for a given amount of computing power, particularly if the system is to be airborne, onboard a ship, or in a battlefield vehicle. Therefore, mil/aero applications often require maximum processing power within specific weight and size constraints.

  Medical Imaging. DSP's are used in a variety of sophisticated imaging applications that are capable of relatively non-invasive procedures. In these applications the computer enables a physician or operator to "see" what is not typically observable or record information so that additional analysis can be performed. Examples of these applications include computed tomography (CT), magnetic resonance imaging (MRI), x-ray, and ultrasound.

  Test and Measurement. DSP technology is also used for applications such as vibration analysis, geophysical surveys, high-speed industrial sorting and various types of process control systems.

  Machine Vision. The machine vision industry has historically used many types of enabling technologies including programmable DSPs. Unlike the defense industry, space and weight constraints and operation in harsh environments are not as important in machine vision applications as is cost effectiveness. Machine vision systems typically include one or more video cameras and a real-time computer system which makes decisions and takes actions without human intervention.

STRATEGY

  Blue Wave Systems' strategy is to use its depth of knowledge in DSP design to be the leading world-wide supplier of DSP computing sub-systems to the real-time signal and image processing industry. Key elements of the Company's strategy include the following:

  Provide General Purpose Enabling DSP Technology. The Company has designed its DSP products for a broad range of commercial and mil/aero applications. Because the Company's products are programmable, they are intended to interface with a wide variety of other components or application software supplied by OEMs. The Company has focused its product line on those applications where high performance, product quality, and reliability are the customer's most important product considerations. The Company's programmable, general purpose products permit customers to decrease the time required to develop their products, with the benefit of reduced risk and time to market.

  Telecommunications Industry. There has been a well-documented proliferation of various types of wireless and wireline communication devices including cellular telephones, high-density modems, and voice/tone response systems which use DSPs. Many of the Company's latest generation of products are designed to address the demands of specific application areas such as call recording and screening, transcoding, and voice over IP. A specific example is the SoftBand(TM) Software Radio which has been targeted at the wireless base station marketplace. The Company's strategy to address vertical markets such as telecommunications includes incorporating relatively unique value-added design and software features that optimize performance for a specific application type.

  Ruggedization Design Capability. The military and aerospace marketplace requires that many system components be able to operate in non-benign environmental conditions. For example, many surveillance, radar and targeting applications are used in places where temperature extremes, atmospheric pressure, and vibration can not be controlled as contrasted to an office environment. In order for the Company's DSP sub-systems to operate in these environments many design aspects must be considered including circuit routing, component choice and placement, and thermal modeling. Blue Wave System's products are available in several ruggedized build options which address a broad variety of environmental conditions. These ruggedized options are also applicable to non-defense applications such as telecommunications where products may be deployed in harsh environments.

  Global Support. The Company's primary customer base is large companies that have operations throughout the world. The Company believes that it has the ability to provide global life cycle support for its customers. For example, a customer may have an application software development group in France which requires intensive local assistance during early portions of the customer's product development cycle. As that product is deployed the Company is capable of providing logistics to supply the DSP sub-system to production facilities throughout the world.

DSP PRODUCTS

  The Company's product line spans a wide variety of processor families, computer bus architectures, and customization and scalability options.

  Processor Families. Certain of Blue Wave Systems' products utilize a variety of DSP and RISC (Reduced Instruction Set Computing) microprocessors available from the leading suppliers in the industry including Texas Instruments ("TI"), Analog Devices, Lucent and Motorola. These suppliers offer varying types of microprocessors that are differentiated based on feature sets, interoperability, performance and cost. The majority of the Company's product shipments incorporate DSP's from TI and Analog Devices.

  Texas Instruments. According to published industry studies, TI is the largest provider of DSP microprocessors. Blue Wave Systems products utilize TI's C6x,
C4x, C3x, and C8x.   The C6x, and C4x families include a range of processors
that are targeted for applications such as wireless or wireline communications, or dense multiprocessor radar systems. The Company believes that it was first to market with a subsystem based on TI's new C6x family. Additionally, the Company believes that the C6x family will achieve widespread acceptance and be "designed-in" to a number of new applications. As a result, the Company's product line now includes approximately 14 products based on TI's C6x family. There are a number of existing applications that continue to utilize other processors, such as the C4x, in existing systems.

  Analog Devices. Also achieving widespread industry acceptance in the Company's served market is the SHARC DSP device from Analog Devices. The Company's SHARC-based products utilize the 21060 and 21062 devices and are appropriate for many types of applications including radar, sonar, and test and measurement. The SHARC device is typically utilized in high-performance, multi-processor systems.

  Motorola. The Power PC RISC processor has been in numerous signal processing applications in the defense and commercial markets for several years. This has resulted in a large body of third party support for the processor family including real-time operating systems, standard algorithms, debuggers, compilers and other development tools. While the Power PC has been primarily used in single board computer-type applications within the VMEbus environment, the execution speed of the chip, which is now in excess of 300 MHz, has reached the point where its floating point capability is such that it can service certain types of signal processing applications. The Company is currently developing its first ruggedized Quad Processor-PowerPC Conduction Cooled Board for use in high performance aircraft avionics applications.

  Computer Bus Architectures. All of the Company's products are considered "open architecture" compliant as it relates to computer bus structures.
Industry standard setting organizations, such as the IEEE (The Institute of Electrical and Electronics Engineers, Inc.), garner consensus for a particular type of computing architecture and then publish compatibility design specifications that can be used by suppliers, such as Blue Wave Systems. This ensures that system designers can incorporate computing modules from a variety of potential suppliers in order achieve a desired performance/cost metric. Each bus contains differing performance specifications which enable system designers to choose the appropriate bus structure for their system.

  VME (Versa Module Eurocard). The VME bus is typically used in the most demanding real-time systems. It is also used extensively in ruggedized systems. Examples include radar, sonar, and signal intelligence.

  CPCI (Compact PCI). This bus is relatively new as compared to the VME bus and is generally viewed as a lower cost alternative to the VME bus. The Company believes that many new communications and test and measurement applications have chosen the CPCI bus for their next generation systems.

  PCI (Peripheral Component Interconnect). This architecture is used in the more cost sensitive and relatively less complex systems. It is the computer bus that is used in many of today's personal computers.

  Scalability and Customization Options. Many of the Company's products are scalable as it relates to the number of DSP's, memory modules, I/O (input/output) devices, and level of ruggedization. The Company believes that the scalability and compatibility of its products is key to its strategy of enabling its customers to speed their product to market. For example, the customer's application software development can begin early by using a first generation off-the-shelf design from the Company. As the customer refines its system design for mass deployment it may be desirable to change the DSP sub-system. This can vary from relatively minor changes to memory modules or more ambitious changes designed to significantly reduce system costs or significantly improve system throughput. These adaptations occur often and enable the Company's customers to achieve a desired performance/cost metric and feature set, as well as recoup their initial application software development investment.

  The prices for the Company's DSP sub-systems can range from approximately $2,000 for a single DSP PCI board to well over $20,000 for dense multi-processor designs.

NON-DSP PRODUCTS

  The Company continues to sell its prior generation of non-DSP computing sub-systems, primarily to existing commercial customers who have previously designed these products into their equipment which they continue to market for industrial automation applications. The Company does not actively market these products and is not currently designing any new non-DSP products. Sales of these products declined to approximately $3,064,000 in 1998 as compared to approximately $5,355,000 in 1996. This downward trend is expected to continue.

SALES AND MARKETING

  The Company uses its own direct sales force and, to a lesser extent, independent manufacturer's representatives and distributors to market its products. The Company's customers frequently require that a product be tailored to their particular requirements. The Company believes that it is advantageous to have its own employees interacting directly with customers on a world-wide basis in order to fully understand their requirements. Blue Wave Systems' sales personnel generally have engineering or technical backgrounds which the Company believes enhances their ability to create relationships with their customer counterparts, who are typically design and systems engineers. The Company maintains its Corporate and North American headquarters in a suburb of Dallas, Texas, USA, and a European headquarters in Loughborough, Leicestershire, England. Regional sales and support offices are located in Paris, France; Munich, Germany; as well as the East and West Coasts of the USA.

CUSTOMERS

  The Company's customer base consists primarily of OEMs, defense contractors and research organizations which incorporate the Company's products as a part of their systems. Typically, these customers initially purchase a small volume of products for development testing and comparison to competitive products. If upon completion of testing the customer elects to incorporate the Company's product into its design, it frequently purchases the Company's standard or customized products in higher volumes. Many global companies are users of the

Company's DSP subsystems including:

        Agfa Technical Imaging Systems          AT & T
        The Boeing Company                      British Telecommunications plc
        Ericsson                                GDE Systems Inc.
        GE Medical Systems                      IBM
        Lockheed Martin Corporation             Lucent Technologies Incorporated
        Nokia                                   Northrop Grumman Corporation
        Panasonic                               Raytheon Company
        Schlumberger Ltd.                       Siemens AG

  During the three years in the period ended June 30, 1998, the Company had two customers that comprised at least 10% of its annual revenue in a given year. Raytheon Company represented approximately 13% of the Company's revenues in fiscal 1998. As governed under the terms of a distribution and manufacturing agreement, Spectrum Signal Processing Inc. represented approximately 14% of the Company's revenues in fiscal 1997. During 1996, no customer individually accounted for more than 10% of revenues.

BACKLOG

  The Company's backlog includes bookings based upon the receipt of a written purchase order. It generally does not include options in contracts for additional quantities not covered by a current purchase order. The Company's backlog at June 30, 1998, was $11,298,000 as compared to $10,984,000 as of the end of fiscal 1997. The Company cautions readers who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

PRODUCT DEVELOPMENT

  Blue Wave Systems has made a significant investment in its engineering group. The Company's current internal design strengths exist in areas such as DSP computing, high speed digital circuit design, architecture for multiprocessor computing, application software development tools, harsh environment architectures, drivers, and customization of designs.

  Currently, the most significant investments have been targeted at two vertical markets, telecommunications and defense. In February 1997, Mizar announced the formation of its Telecommunications Products Group. The Telecommunications Products Group was responsible for migrating the Company's extensive experience and expertise in designing and building real-time signal processing products to the commercial telecommunications markets. LSI also had formed a telecommunications design and marketing team. These teams have now merged and are working on a number of programs to support the Company's growth strategy. Examples include the SoftBand software radio which is a computing platform that the Company believes will enable wireless system designers to greatly reduce overall life cycle costs, and CTI (computer telephony integration) products for voice/tone response and recording systems. These teams have been formed from professionals with expertise in telecommunication system architectures, radio technology, telecommunication application software, and algorithms.

  Historically, the vast majority of Mizar's DSP-based product sales were to defense contractors. LSI has also derived significant revenues from this market. The combined Company's design teams are involved in several projects for both rugged and benign defense applications, including signal intelligence. Typically, these are more complex designs which dictate a longer elapsed time from project initiation to product shipment.

  The remainder of the Company's investment in new product development is for general purpose DSP sub-systems suitable for a variety of applications.

  Blue Wave Systems incurred approximately $7,151,000, $6,959,000, and $5,466,000 in fiscal years 1998, 1997 and 1996, respectively, for product development and engineering expenses, exclusive of amounts categorized as discontinued operations.

MANUFACTURING AND QUALITY CONTROL

  The quality and reliability of its products are fundamental to the Company's strategy. LSI's quality control systems were awarded ISO9001 certification. In addition, the software development processes utilized in the United Kingdom have achieved certification under the internationally recognized Tick-IT standard.

  The Company relies exclusively upon subcontractors to assemble its products. The Company believes that this enhances its flexibility in product development, as it is not required to invest in specialized capital equipment that may have limited use, but instead can choose subcontractors based upon their capabilities for particular manufacturing tasks. The existence of these outsourcing relationships allows the Company to absorb varying production levels without incurring the costs normally attendant to such fluctuations. The Company has relationships with several contract manufacturers but has no long-term contracts with any of them. The Company believes there are a number of contract manufacturers equipped to meet its needs although there is no assurance of this in the future. Blue Wave Systems' internal manufacturing operations consist primarily of test engineering, material purchasing, incoming inspection, and acceptance testing. The Company's subcontractors perform quality control at their facilities. Blue Wave Systems undertakes subsequent additional quality control procedures.

  All of the Company's products incorporate electronic components available from a limited number of sources and in certain instances from a single source. The Company believes that electronic component availability is sufficient to meet the demand for its products.

COMPETITION

  The industries and markets in which the Company operates are highly competitive, and the Company believes that competition is likely to intensify. Many of the Company's competitors have substantially greater financial resources, larger research, development and sales staffs as well as greater name recognition than the Company. The Company has direct competitors which use DSP technology similar to that of the Company. The Company also has competitors offering technologies other than programmable DSPs for signal/image processing applications. These technologies include application-specific integrated circuits ("ASICs"), fixed program DSPs and programmable non-DSP processors. Often, the Company competes with the in-house design department of its customers. However, the Company believes that its customers increasingly rely on outside suppliers for computing sub-systems such as those designed and marketed by the Company.

  New or improved products can be expected from competitors in the future. Market participants must compete on many fronts, including development time; engineering expertise; product quality, performance and reliability; price; name recognition; financial stability; customer support; and access to distribution channels.

INTELLECTUAL PROPERTY

  The Company believes that due to the rapid pace of innovation within its industry, factors such as product quality, performance and reliability are more important in establishing and maintaining customer relationships than are the various protections afforded by patents. The Company determined that trademark protection for the SoftBandTM software radio was desirable, however, the majority of its products are referred to by their part numbers rather than by their specific names.

  In January 1997, the Company (LSI) entered into a distribution and manufacturing agreement with Spectrum Signal Processing, whereby Spectrum was appointed a distributor (non-exclusive from May 1, 1997) of certain of the Company's (LSI) products in North America. In addition, Spectrum was granted non-exclusive rights to manufacture certain of the Company's (LSI's) older DSP products in such territory for a period ending December 31, 2003. In return, Spectrum pays the Company at a rate based upon the selling price of the product(s) manufactured under this agreement. The Company retains ownership of its intellectual property rights associated with the products covered by the agreement.

EMPLOYEES

  As of June 30, 1998, the Company employed 171 full-time employees, including 49 in product development; 65 in sales, sales support and marketing; 34 in operations; and 23 in finance, IT, and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Certain matters discussed in this Form 10-K, other printed material and in oral presentations are forward-looking statements that involve risks and uncertainties. The following risk factors could affect the Company's actual results and cause actual results to differ materially from those projected in forward-looking statements. The following risk factors should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

  Technological Change. The market for high performance computer sub-systems and components has traditionally experienced short product life cycles and rapid technological change, requiring high levels of expenditures for research and development. The Company continues to introduce DSP-based products in order to retain its competitive position and will be required to continually enhance its existing products and successfully develop new products. In the event the Company does not continue to incorporate new advances in DSP technology into its products, the Company's business will be adversely affected. To the extent that technologies, other than those offered by the Company, prove to be superior for the high performance applications required by the Company's customers, the Company's business would be significantly impaired.

  Quarterly Fluctuations. The Company's quarterly financial results may vary significantly depending upon factors such as the timing of significant orders and the timing and success of new product introductions by the Company and its competitors. In the most recent fiscal years, the Company's business has been increasingly dominated by longer and larger customer contracts. Therefore, the procurement or loss of a single contract, or the change in delivery schedules thereunder, can significantly affect quarterly and annual financial results. Factors such as quarterly variations in financial results could cause the market price of the Company's common stock to fluctuate substantially.

  Dependence upon Suppliers and Subcontractors. All of the Company's products incorporate electronic components available from a limited number of sources and, in certain instances, from a single source. In the event of shortages of any of the single source components, the Company would be severely impacted. The vendors of these single source components include Texas Instruments, Analog Devices, Cypress Semiconductor, Linear Technology, Matsushita, Motorola, Philips, Quality Semiconductor, Quick Logic, Advanced Interconnection Technology, and Xilinx. In addition, the Company has no internal manufacturing capability. In the event that one or more of the several qualified subcontractors currently used by the Company should cease operations or become unable or unwilling to handle the Company's requirements, the Company's relations with its customer may be adversely affected. In many cases, the Company's contracts with its key customers contain remedial and penalty clauses that could be triggered as a result of non-performance by one of the Company's suppliers or subcontractors.

  Integration of Mizar's and LSI's Operations. The Company may not be able to successfully continue to integrate the operations, facilities and management of Mizar and LSI. Such integration could also have an adverse effect upon the Company's respective relationships with customers, suppliers, and key employees. The diversion of management time towards such integration may also adversely affect customer support of existing products and the development of new products.

  Defense Industry Customer Concentration. The Company's largest single concentration of customers is prime contractors in the United States Military and Aerospace Industry. The United States federal government has reduced overall defense spending and, in certain cases, delayed or deferred funding for defense applications which in turn has, in certain occasions, adversely affected the Company's revenues. The Company believes, however, that reduced defense spending has increased the demand for efficiency and for upgraded electronics in new and existing defense electronics systems. There can be no assurance that continued defense cutbacks would not adversely affect the Company's customers and its business. Additionally, there has been extensive consolidation of companies in the defense industry, and further consolidation is possible in the future. There can be no assurance that such consolidation will not adversely affect the Company. The combination between Mizar and LSI lessened this customer concentration for the Company.

  Dependence on Key Personnel. The Company is highly dependent on their key sales and technical personnel. There is a well-published acute market shortage of skilled technical personnel that are critical to the Company's success. The Company's future success will depend on its ability to attract and retain highly qualified personnel, which are in high demand in the job marketplace. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its personnel other than its CEO, Simon Yates.

  Competition. The Company participates in a highly competitive industry, which is subject to rapid and innovative technological change. There can be no assurance that future technological changes or the development of new or competitive products by others will not render the Company's current or planned products less competitive or obsolete. Additionally, many of the companies with which the Company competes have significantly greater financial, and other resources, than the Company.

  Historical and Anticipated Future Operating Losses. Recently, the Company has incurred significant operating losses, including approximately $1,084,000, $311,000, and $9,770,000 (including a non-recurring provision of $8,426,000 for merger and realignment expenses) in the second, third and fourth quarters of fiscal 1998, respectively. The recent losses are due primarily to a decrease in the Company's revenues and, to a lesser extent, increased spending for product and market development. The decline in revenues is attributable to the risks identified in "Risk Factors", specifically "Technological Change", "Quarterly Fluctuations", "Dependence upon Suppliers and Subcontractors", and "Defense Industry Concentration." Many of the Company's potential customers, including those involved in the telecommunications and defense industries, are evaluating new DSP microprocessor technology for their next generation products, which appear to have dramatic performance enhancements as compared to current, widely available DSP microprocessors. Since many customers are in an evaluation stage, and availability of certain new DSP microprocessors is quite limited, the Company's ability to generate significant revenues from new DSP products is currently limited. Therefore, the Company anticipates that it will incur an operating loss in the first quarter of fiscal 1999.

  Year 2000 compliance. Currently, there is a significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modifications, and/or implementation modifications, will be required to enable such software to distinguish between 21st and 20th century dates. The Company has implemented a plan ("Y2K Plan") to attempt to assess and mitigate the potential impact of the Year 2000 problem throughout the Company. The Company uses third-party system software which will need to be modified or replaced in order to address Year 2000 compliance. Although the Company believes that its Y2K Plan will adequately address the potential impact caused by the Year 2000 problem, there can be no assurance that the Company's Y2K Plan will be sufficiently comprehensive or that it will be completed on a timely basis. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be Y2K compliant, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. If a key supplier of the Company fails to be Y2K compliant, the Company could suffer a material loss of business or incur significant additional expenses. The Company has developed the framework for contingency plans in the event it or third parties are unable to complete system modifications to address the Year 2000 issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000 Initiatives".

ITEM 2.  PROPERTIES

  The Company's general corporate offices and North American headquarters are located in Carrollton, Texas (a suburb of Dallas) where it leases approximately 21,000 square feet at an annual rate of approximately $87,000. This lease expires in 1999 and contains a 5 year renewal option. In North America, the Company also leases offices for regional sales operations on the West Coast, in the Northeast, and mid-Atlantic regions of the USA. The Company's European headquarters are located in Loughborough, Leicestershire, England. This 44,000 square foot facility is leased at an annual rate of approximately $860,000.

ITEM 3.  LEGAL PROCEEDINGS

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market/sm/ under the symbol BWSI. Prior to the combination and name change in April 1998, it traded under the symbol MIZR. The following table lists the high and low price for each quarter.

          FISCAL YEAR 1998                High         Low
          ----------------                ----         ---
     First quarter                        7 1/8        3 3/8
     Second quarter                       6 3/4        5 3/4
     Third quarter                        6            4 1/8
     Fourth quarter                       5 3/4        3 19/64

          FISCAL YEAR 1997
          ----------------
     First quarter                        7            3 3/4
     Second quarter                       5 7/8        4
     Third quarter                        5 1/8        3 3/4
     Fourth quarter                       3 7/8        2 3/4

  As of September 23, 1998, the approximate number of beneficial stockholders was 1,000. Prior to the share exchange, there was no active market with respect to the capital stock of LSI.

  The Company has not declared or paid any dividends on its common stock, and does not anticipate paying any dividends in the foreseeable future.

  In May 1997, the Company announced a plan to repurchase up to $1,000,000 worth of its common stock outstanding. In August 1997, the Company announced a $1,000,000 expansion to its repurchase plan. Through September 1997, 281,900 shares had been repurchased for a total of $1,081,000. The repurchase program was cancelled in December 1997.

  In conjunction with combination between Mizar and LSI, the Company redeemed all of the mandatorily redeemable preference shares of LSI that were owned by Boston Holdings, Ltd. The aggregate amount of the redemption was (Pounds)5,971,394 (including accrued dividends) (or approximately $10,023,000). Also, contemporaneous with the combination, Boston Holdings, Ltd. exercised for (Pounds)3,318,975 (or approximately $5,571,000), a warrant for common shares of LSI which, upon the share exchange, were converted into 1,903,522 common shares of Blue Wave Systems Inc.

ITEM 6. SELECTED FINANCIAL DATA (FISCAL YEARS 1994-1997 HAVE BEEN RESTATED TO GIVE EFFECT TO THE COMBINATION)

                                                                                    YEAR ENDED JUNE 30,
                                                                                    -------------------
                                                            1998(1)        1997(1)        1996(1)        1995            1994
                                                        -------------  -------------  -------------  -------------  ---------------
                                                                         (in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net sales                                                   $ 32,679        $34,388        $35,194        $32,043          $24,177
Cost of sales                                                 15,395         15,599         16,070         14,302           10,303
                                                            --------        -------        -------        -------          -------
Gross margin                                                  17,284         18,789         19,124         17,741           13,874
                                                            --------        -------        -------        -------          -------

Operating expenses:
      Product development & engineering                        7,151          6,959          5,466          5,735            3,846
      Sales and marketing                                      7,905          6,315          5,591          5,092            3,994
      General and administrative                               3,938          5,309          2,952          2,353            2,910
      Merger and realignment costs                             8,426             --             --             --               --
      Loss on assets held for sale                                --             --             --            204               --
                                                            --------        -------        -------        -------          -------
               Total operating expenses                       27,420         18,583         14,009         13,384           10,750
                                                            --------        -------        -------        -------          -------
Operating income (loss)                                      (10,136)           206          5,115          4,357            3,124
Interest and other (expense)                                     586            483            140            209             (287)
                                                            --------        -------        -------        -------          -------
Income (loss) from continuing operations
      before provision for income taxes                       (9,550)           689          5,255          4,566            2,837
Provision for income taxes                                       255            397            291            899              546
                                                            --------        -------        -------        -------          -------
Income (loss) from continuing operations                      (9,805)           292          4,964          3,667            2,291
Loss from discontinued operations                               (137)        (1,248)        (1,341)        (1,179)            (378)
                                                            --------        -------        -------        -------          -------
Net income (loss)                                             (9,942)          (956)         3,623          2,488            1,913
                                                            --------        -------        -------        -------          -------
Preference share dividends, accretion and
      amortization of issuance costs of
      preference shares                                       (1,512)          (874)            --             --               --
                                                            --------        -------        -------        -------          -------
Net income (loss) applicable to common stock                $(11,454)       $(1,830)       $ 3,623        $ 2,488          $ 1,913
                                                            ========        =======        =======        =======          =======

Basic net income (loss) per share:
      Continuing operations                                 $  (0.89)       $ (0.05)       $  0.48        $  0.40          $  0.26
      Discontinued operations                                  (0.01)         (0.12)         (0.13)         (0.13)           (0.04)
                                                            --------        -------        -------        -------          -------
                                                            $  (0.90)       $ (0.17)       $  0.35        $  0.27          $  0.22
                                                            ========        =======        =======        =======          =======
Diluted net income (loss) per share:
      Continuing operations                                 $  (0.89)       $ (0.05)       $  0.41        $  0.33          $  0.23
      Discontinued operations                                  (0.01)         (0.12)         (0.11)         (0.11)           (0.04)
                                                            --------        -------        -------        -------          -------
                                                            $  (0.90)       $ (0.17)       $  0.30        $  0.22          $  0.19
                                                            ========        =======        =======        =======          =======

Weighted average shares outstanding:
      Basic                                                   12,684         10,594         10,457          9,118            8,750
                                                            ========        =======        =======        =======          =======
      Diluted                                                 12,684         10,594         12,218         11,204           10,140
                                                            ========        =======        =======        =======          =======
                                                                                         JUNE 30,
                                                                                         --------
                                                            1998           1997           1996           1995            1994
                                                        -------------  -------------  -------------  -------------  ---------------
                                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and restricted cash                  $  1,895        $ 3,216        $ 1,745        $ 4,015          $ 1,575
Marketable securities                                          3,062          8,598         10,286             76               76
Working capital                                                6,401         18,389         14,550          4,650            2,884
Total assets                                                  20,544         31,555         27,993         19,560           14,481
Total debt and capital leases                                  3,137          1,094          3,934          5,758            4,237
Stockholders' equity                                           9,438         13,376         17,607          6,224            4,074
----------------------------------------------------------------------------------------------------------------------------------

(1) The accompanying restated consolidated statements of operations, stockholders' equity and cash flows combine Blue Wave's historical statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997, with the corresponding Sub historical statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1997 (as combined, the "fiscal years 1997 and 1996"). The restated consolidated statements of stockholders' equity for each of the two years in the period ended June 30, 1997 reflect the exchange of each Sub common share for 94.632 shares of Blue Wave common stock (see Note 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net Sales. Net sales decreased from $35,194,000 in fiscal 1996, to $34,388,000 in fiscal 1997, to $32,679,000 in fiscal 1998. Sales of LSI's products were $21,142,000 (or 60% of consolidated revenues), $22,881,000 (67%), and $20,568,000 (63%) during each of fiscal 1996, 1997, and 1998, respectively. LSI's traditional customer base is heavily weighted toward commercial OEM's. Product development and life cycles for commercial OEM's are typically short as compared to mil/aero programs. Commercial OEM's and defense contractors are now developing products that utilize next generation DSP's from suppliers such as TI (C6000 family) and Analog Devices which, in turn, creates tremendous opportunities for the Company in a number of emerging application areas such as wireless communications and internet telephony. However, many of these opportunities are at the expense of existing technologies that are available in plentiful supply. This technology transition has had a significant impact on the Company's operations during fiscal 1998 and ultimately contributed to the decline in revenues during fiscal 1998 and is expected to continue to impact revenues during the first half of the Company's fiscal 1999. When TI introduced their C4x family of DSP's in 1992 LSI experienced a revenue trend similar to that experienced in 1998, followed by a significant increase in revenues when the C4x family was in plentiful supply. The majority of Mizar's DSP-based revenues were to prime contractors to the federal government and were used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government to emphasize the purchase of commercial-off-the-shelf (COTS) products versus proprietary designs dedicated to a specific application will continue to have a positive impact in the future. Major program selling in this industry inherently raises the risk of revenue fluctuations such as that experienced in fiscal 1997 when Mizar's DSP-based revenues declined from $8,697,000 in fiscal 1996 to $7,701,000 in fiscal 1997, then increased 17% to $9,047,000 in fiscal 1998. The decline in Mizar's DSP revenues in 1997 occurred despite bookings associated with DSP-based products increasing from $8,288,000 in fiscal 1996 to $11,367,000 in fiscal 1997. In 1996 and throughout 1998, the Company has experienced a significant increase in bookings for "ruggedized" DSP-based products. The time lag between order booking and revenue recognition associated with ruggedized products can be much longer due to design adaptation, component ordering and manufacturing lead-times. Although short-term variability is increased, the Company views this as a very positive long-term trend since more programs are progressing to a production stage versus a prototype or testing phase. Revenues from the Company's non-DSP products have declined steadily from 1996 ($5,355,000) to 1998 ($3,064,000). This non-strategic product line is expected to decline further in fiscal 1999. The Company believes that as a result of the merger its dependence on a particular industry group, geographic area, or technology will be reduced.

  Gross Margin. Gross margin as a percentage of revenues was 54.3% in fiscal 1996, 54.6% in fiscal 1997, and 52.9% in fiscal 1998. The decline in gross margin percentage in 1998 is attributable to the Company's fixed manufacturing expenses being spread over declining shipments, and inventory provisions related to product scrap and obsolescence. Much of the provision for product obsolescence is related to the technology transition discussed above that has impacted current revenues. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to factors mentioned above, and changes in customer and specific product mix. Such variations will continue to impact gross margin percentages in future reporting periods.

  Product Development and Engineering. Engineering expenses increased from $5,466,000 in fiscal 1996, to $6,959,000 in fiscal 1997, and to $7,151,000 in fiscal 1998. These expenses expressed as a percentage of revenues were 15.5%, 20.2%, and 21.9% in fiscal 1996, 1997 and 1998, respectively. The Company has steadily increased its investment in new product development throughout these periods, especially in emerging application areas, and expanding the capabilities of its products to function in non-benign environments such as extended shock, vibration, humidity or temperature ranges. The Company's telecommunications product development efforts now comprise almost one-half of the Company's new product development efforts. The Company believes this will greatly expand its available served market during 1999 and beyond.

  Sales and Marketing. Sales and marketing expenses increased from $5,591,000 in fiscal 1996, to $6,315,000 in fiscal 1997, to $7,905,000 in fiscal 1998.
These expenses expressed as a percentage of revenues were 15.9%, 18.3%, and 24.2% in fiscal 1996, 1997 and 1998, respectively. These increases are due to the Company expanding its geographic coverage (Germany and the USA) and marketing expenditures to support the Company's telecommunications strategy. Sales and marketing expenses are expected to remain relatively flat during fiscal 1999.

  General and Administrative. General and administrative expenses were $2,952,000 in fiscal 1996, $5,309,000 in fiscal 1997, and $3,938,000 in fiscal
1998. These expenses expressed as a percentage of revenues were 8.4%, 15.4%, and 12.1% in fiscal 1996, 1997 and 1998, respectively. The increase in fiscal 1997 was, in part, due to a number of non-recurring expenses including settlement expenses aggregating $677,000 associated with a dispute with LSI's former German distributor; and the recognition of $340,000 expense associated with the employment agreement of David Irwin, former President and CEO of Mizar, who resigned in June 1997, and executive search fees for his successor. Other increases include facility expansion expenses in Europe, and increased expenses associated with IT. General and administrative expenses are expected to decline during fiscal 1998 as a result of merger related synergies.

  Merger and Realignment Expenses. The Company incurred significant costs and expenses to consummate the complex, cross-border transaction with LSI. Also, in conjunction with the merger, the Company realigned its business operations in order to better meet the needs of its customers, capitalize on the synergy between Blue Wave and LSI and to strategically focus the Company on the growing telecommunications market. The Company recorded an $8,426,000 nonrecurring charge for merger and strategic realignment related costs and expenses. In broad terms this provision includes all professional and statutory fees relating to the combination, a non-cash charge related to LSI stock options, and the cost necessary to execute the plan to streamline operations and reduce the Company's cost base from that of two independent companies. Approximately $4,100,000 of the total charge has or will result in a cash outlay and approximately $4,300,000 of the charge was non-cash. Professional and statutory fees included legal, accounting, investment banking, and printing fees for both companies as well as statutory fees for a transaction based tax in the UK, and SEC expenses in the US totalling approximately $2,500,000. Other cash outlays include travel, costs associated with the name change, and employment severance aggregated approximately $1,600,000. Of the total provision that will result in cash outlay, approximately $2,700,000 was paid in fiscal 1998 and it is estimated that an additional $1,400,000 will be paid in fiscal 1999.

  The $4.3 million non-cash portion provides for the vesting of stock options at LSI as well as duplicate and excess facilities and assets that occurred as a result of merging the two companies. The amount associated with the stock option provision was approximately $2,700,000 and relates to the establishment of a vesting date for LSI options as a result of the combination. Although reflected as a charge against income this provision had no net impact on shareholders' equity since it also increased paid-in-capital. See Note 2 to the Consolidated Financial Statements.

  Interest Income. Interest income increased from $491,000 in fiscal 1996, to $611,000 in fiscal 1997, and declined to $506,000 in fiscal 1998. Interest income increased in 1997, primarily as a result of investing the proceeds of the Company's initial public offering for a full year in fiscal 1997 versus a portion of the year in fiscal 1996. In 1998, interest income declined due to lower amounts of cash to invest attributable to the merger. Interest income will decline significantly in 1999 due to cash used to redeem the LSI preference shares (net of the warrant exercise), and to pay transaction and realignment costs associated with the merger.

  Interest Expense. Interest expense decreased from $419,000 in fiscal 1996, to $205,000 in fiscal 1997, to $109,000 in fiscal 1998. The decrease in interest expense is due to debt reductions made possible by utilizing the (Pounds)5,500,000 proceeds from the issuance of the LSI preference shares in April 1997. Interest expense will increase in fiscal 1999 as the Company continues to utilize bank credit facilities.

  Provision for Income Taxes. Provision for income taxes was $291,000, $397,000, and $255,000 in fiscal 1996, 1997 and 1998, respectively. In 1998, the Company incurred a substantial book loss but relatively small tax loss because a substantial portion of the merger and realignment expenses are not deductible for tax purposes. The 1998 provision relates to state tax due in the US and tax due in the UK. The Company recorded a valuation allowance on

100% of the tax losses in 1998 due to the recent unfavorable operating results. As a result of the significant net losses incurred in previous years, the Company has accumulated a net operating loss ("NOL") carryforward, a portion of which was used to reduce the Company's US federal income tax liability in fiscal years 1992 through 1997. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership of the Company greater than 50%, as defined, within a three-year period occurred twice, once due to the Company's IPO in 1995 and once due to the merger with LSI in 1998. The Company's US annual utilization limitation related to its NOL carryforward is now approximately $1,400,000.

  The Company believes it is more likely than not that it will realize the net deferred tax asset of $511,000 recorded in the balance sheet as of June 30, 1998 and accordingly no valuation allowance has been provided on this portion of the asset. This conclusion is based on (1) changes in operations that have recently occurred, including the acquisition of LSI, which management believes will expand its product capabilities and customer base, (2) cost reduction or synergies to be gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon the C6x technology, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of calendar year 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

  Discontinued Operations. The Company provided $1,341,000, $1,248,000 and $137,000 during fiscal 1996, 1997 and 1998, respectively, related to the discontinuance of a videoconferencing product line being developed at LSI.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flow provided by (used in) operations was $2,848,000, ($262,000), and ($2,655,000) in fiscal 1996, 1997 and 1998, respectively. Net working capital was $14,550,000, $18,389,000, and $6,400,000 as of the end of
fiscal 1996, 1997, and 1998, respectively. The increase in working capital in 1997 is the result of proceeds received from the placement of LSI's preference shares with a financial institution. Merger related transactions had a significant negative impact upon the Company's working capital and cash flow from operations during 1998 as did the Company's operating loss. The redemption of the preference shares, net of a warrant exercise consumed approximately $4,500,000 in cash in 1998. Merger and realignment related expenses consumed an additional $2,700,000 of cash during 1998 and is also a large portion of the cash consumed by operations in 1998. The merger and realignment provision also included a $1,400,000 non-cash provision for inventory and duplicate and excess facilities and assets. These non-cash provisions further reduced reported working capital by $1,270,000. Approximately $1,200,000 was spent in 1998 for capital additions and $280,000 was consumed for debt service. Additionally, a common stock repurchase program at Mizar consumed $509,000 and $572,000 of cash during fiscal 1997 and 1998, respectively. This program was cancelled in December 1997. Common stock was repurchased by LSI for approximately $2,270,000 during fiscal 1997 pursuant to the preference share subscription agreement with Boston Holdings, Ltd.

  The Company's investment in capital equipment was $881,000, $1,842,000, and $1,233,000 in fiscal 1996, 1997, and 1998, respectively. Capital equipment generally consists of production test equipment, design engineering tools, and computers for general use. In 1997, significant investments in design, software and IT were made. Additionally, the Company expanded its North American and European office facilities in order to accommodate a larger workforce.

  The Company currently utilizes a bank facility to support its operation in Europe and as of September 23, 1998, has approximately $2,900,000 outstanding under the facility as compared to (Pounds)1,379,000 ($2,302,000) at June 30, 1998. The facility is collateralized by the assets of the Company's European operation, bears interest at the bank's base rate plus 1.75%, and is due on demand.

  In connection with the establishment of an employee stock ownership plan ("ESOP"), the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated financial statements.

  Management believes that through its cash resources and currently available debt facility it will have adequate resources to fund the Company's 1999 operating plan. In order to increase its available working capital the Company does plan to augment its currently available debt facility. The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a borrowing transaction or consider raising additional funds through an equity offering.

YEAR 2000 INITIATIVES

  The Company has implemented a plan ("Y2K Plan") to attempt to assess and mitigate the potential impact of the Year 2000 problem throughout the Company. This problem can arise when time-sensitive embedded software utilizes a two digit year date field, sorting years beginning in 2000 ("00") before the year 1999 ("99"). Improper sorting can result in data corruption and processing errors. This problem can be present in licensed software, software developed for internal use, software developed for customer use, and technology equipment. Additionally, Year 2000 problems resident with key business partners to the Company must also be identified and addressed.

  The Company has completed a detailed assessment of its internal systems and will have to replace portions of software used internally so that its computer systems will function properly with respect to dates beginning in 2000, and thereafter. Year 2000 compliance questionnaires are being sent to key suppliers and a monitoring process has been established to ensure the suppliers respond and comply with the requirements. Key customers will be questioned about their Year 2000 plans to ensure that our products remain compatible with the customer's requirements. Compliance testing of all areas covered by the Company's Y2K Plan are scheduled for completion by, and any required corrective action plans are scheduled to be established by, December 31, 1998. Any required corrective actions are scheduled for completion by June 1, 1999, and will be tested to insure they are Year 2000 compliant. The total Year 2000 project cost is not expected to be material in relation to the Company's financial position or results of operations.

  Although the Company believes that its Y2K Plan will adequately address the potential impact caused by the Year 2000 problem, there can be no assurance that the Company's Y2K Plan will be sufficiently comprehensive or that it will be completed on a timely basis. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be Y2K compliant, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. If a key supplier of the Company fails to be Y2K compliant, the Company could suffer a material loss of business or incur significant additional expenses. The Company has developed the framework for contingency plans in the event it or third parties are unable to complete system modifications to address the Year 2000 issue.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

  The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997.
The Company currently has two types of non-owner changes in equity, excluding net income, including foreign currency translation gains and losses and unrealized gains and losses on investments.

  The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). This pronouncement changes requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 requires companies to select and report segments based on their internal reporting system. The adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company is evaluating what impact SFAS No. 131 will have on the Company's disclosures.

  The Financial Accounting Standards Board has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirements Benefits" (SFAS No. 132). This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The adoption of SFAS

No. 132 is required for fiscal years beginning after December 15, 1997. The Company currently does not have any pension or postretirement benefit plans.

  The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments For Hedging Activities" (SFAS No. 133). This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for fiscal years beginning after December 15, 1997. Historically, the Company has not invested in derivatives nor hedged any significant risks with the use of derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

     NAME               AGE           Position
     ----               ---           --------
 Simon Yates             35  Chief Executive Officer and Director
 Rob N. Shaddock         40  Executive Vice President and Director
 Sam K. Smith            66  Chairman of the Board of Directors (1) (2)
 John L. Rynearson       51  Director (1) (2)
 John R. Forrest         54  Director (1) (2)
 Joseph E. Andrulis      34  Vice President Marketing
 Charles D. Brockenbush  38  Vice President Finance, and Chief Financial Officer
 M. Keith Burgess        36  Chief Technology Officer
 Julian S. Jenkins       33  President Europe
 Andy N. MacCaig         29  Vice President Operations
 Kevin Parslow           39  Vice President Worldwide Sales

 (1)  Member of the Compensation Committee.
 (2)  Member of the Audit Committee.

  Simon Yates became Chief Executive Officer and a director on the date of combination, and prior to the combination, had served as Managing Director of LSI since 1995. Mr. Yates joined LSI in 1984 and became a board member in 1988. Mr. Yates was appointed LSI's Technical Director in 1990 and Director of PC Products in 1992.

  Rob Shaddock joined LSI in October 1992 as Technical Director, when LSI merged with Data Beta Ltd. He served as Marketing Director of LSI from 1997 until the time of the combination. In April 1998, he was named as Executive Vice President and a director of Blue Wave Systems.

  Samuel K. Smith has been a director since 1994, and interim Chief Executive Officer of Mizar from June 1997 until April 1998. From 1984 until 1993, Mr. Smith was a special partner of Sevin-Rosen Management Co., a venture capital firm. In June 1997, Mr. Smith was named Chairman of the Board of Directors of Mizar and continues to serve in that capacity for Blue Wave Systems. He serves as a director of Hart Graphics, TD Technologies, and Silicon Biology, and Journee Software Corporation.

  John L. Rynearson has been a director since 1982. Mr. Rynearson co-founded Mizar in 1982 and held a variety of technical and managerial positions with Mizar until 1991. He has served as the Technical Director of VITA (VME International Trade Association) since 1993. From 1992 to 1993, he served as President of Rystar, Inc., a VME training company. He is a director of Open Systems Service Corporation, a subsidiary of VITA.

  John R. Forrest, a director of LSI since 1996, was elected as a director of the Company on the date of the combination. He was a Professor of Electronic Engineering from 1970 to 1984 at University College London, following which he joined Marconi Defense Systems as Technical Director. Between 1986 and 1991, he was Director of Engineering at the Independent Broadcasting Authority. In 1991, he was appointed Chief Executive of National Transcommunications Limited ("NTL") from which he resigned in 1994. Since leaving NTL, Mr. Forrest has been engaged in the management of investments and continues to serve as director of several entities based in the United Kingdom.

  Joseph E. Andrulis joined Mizar in May 1996 as Vice President-Strategic Marketing. From December 1993 to May 1996, he held various positions at Pinpoint Communications, Inc., the most recent of which was Director of

Marketing. Mr. Andrulis was an Associate at McKinsey & Co. from September 1990 to December 1993. In April 1998, he was named Vice President Marketing for the Company.

  Charles D. Brockenbush joined Mizar in January 1996 as Vice President-Finance and Chief Financial Officer. From February 1995 to January 1996, he served as Vice-President and Chief Financial Officer of TeKnowlogy, Inc. From 1988 to 1995, he served as Corporate Controller and Assistant Treasurer of Interphase Corporation. In April 1998, he was named Vice President Finance, and Chief Financial Officer of the Company.

  M. Keith Burgess joined Mizar in September 1989 and has served in a variety of engineering and technical marketing management positions. He was named Vice President-Advanced Technology of Mizar in January 1997, and in April 1998, was named the Chief Technology Officer for the Company.

  Julian S. Jenkins joined LSI in September 1995 as Finance Director. At the time of the combination, he was appointed as President - Europe, with responsibility for all European operations. Prior to joining LSI, he was a senior manager with Price Waterhouse in the UK, a leading international accounting firm. In April 1998, he was named the President of the European operations for the Company.

  Andy N. MacCaig joined LSI in March 1995 as the hardware manager for one of the two engineering groups. He had also previously served at LSI as Technical Manager for the first products based on the TI C6x DSP. Prior to his joining LSI, he held a number of management positions with a leading supplier of military radar products. In April 1998, he was named the Vice President Operations for the Company.

  Kevin Parslow joined LSI in October 1992 when LSI merged with Data Beta, where he was Sales and Marketing Director. In 1994, he was appointed as Sales Director of LSI, and in April 1998, was named the Vice President of Worldwide Sales for the Company.

  Each of the Company's directors holds office until the next annual meeting of stockholders and until their respective successors shall have been elected and qualified or until their earlier death, resignation or removal. The Company's officers are elected annually by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under the securities laws of the United States, the Company's directors and executive officers and persons who own more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during fiscal 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the
Annual Meeting of Stockholders' which will be filed on or before October 28, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the
Annual Meeting of Stockholders' which will be filed on or before October 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 1998.

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

(b)  Reports on Form 8-K filed during the last quarter of 1998.

     The Company filed a report on Form 8-K dated May 12, 1998, related to the combination with LSI.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Blue Wave Systems Inc.


Dated: September 28, 1998              By: /s/    Simon Yates
       ------------------                  ------------------------------------
                                                  Simon Yates, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Simon Yates              President and Chief        Dated: September 28,
   -------------------------    Executive Officer                 1998
       Simon Yates              and Director (Principal
                                Executive Officer)


By:/s/ Charles D. Brockenbush   Vice President, Finance    Dated: September 28,
   --------------------------   and Chief Financial               1998
       Charles D. Brockenbush   Officer (Principal Financial
                                and Accounting Officer)


By:/s/ Sam K. Smith             Chairman of the            Dated: September 28,
   --------------------------   Board of Directors                1998
       Sam K. Smith


By:/s/ John R. Forrest          Director                   Dated: September 28,
   --------------------------                                     1998
       John R. Forrest


By:/s/ John L. Rynearson        Director                   Dated: September 28,
   --------------------------                                     1998
       John L. Rynearson

                            BLUE WAVE SYSTEMS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Report of Independent Public Accountants                                                                 F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997                                                 F-3
Consolidated Statements of Operations For the Years Ended June 30, 1998, 1997 and 1996                   F-4
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended June 30, 1998,
  1997 and 1996                                                                                          F-5
Consolidated Statements of Cash Flows For the Years Ended June 30, 1998, 1997 and 1996                   F-6
Notes to Consolidated Financial Statements                                                               F-7
Schedule II - Valuation and Qualifying Accounts                                                          F-22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Blue Wave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Blue Wave Systems Inc. (formerly Mizar, Inc.) and subsidiaries (the "Company") at June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. The consolidated financial statements give retroactive effect to the merger with Blue Wave Ltd. (formerly Loughborough Sound Images Limited) on April 27, 1998, which has been accounted for as a pooling of interests as described in Note 1. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We did not audit the consolidated financial statements of Blue Wave Systems Ltd. included in the restated consolidated financial statements of the Company for fiscal years prior to fiscal year 1998, which statements reflect total assets and revenues constituting 47% and 67%, respectively, in 1997 and 43% and 60%, respectively, in 1996 of the related consolidated totals. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Blue Wave Ltd., is based solely upon the report of the other auditors.

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

In our opinion, based upon our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1998, after giving retroactive effect to the merger with Blue Wave Ltd. as described in Note 1, all in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP



Dallas, Texas
August 11, 1998

                             BLUE WAVE SYSTEMS INC.

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997
                   (in thousands, except par value per share)


                                                                                            As of June 30,
                                                                                          1998          1997
                                                                                       ----------    ----------
                                                                                                     (restated)
                                              ASSETS
Current assets:
    Cash and cash equivalents                                                          $    1,060    $    2,406
    Restricted cash                                                                           835           810
    Marketable securities, at fair value                                                    3,062         8,598
    Accounts receivable, net of allowances of $336 and $306, respectively                   4,975         7,842
    Inventories, net                                                                        4,156         4,602
    Prepaid expenses and other                                                                612         1,585
    Deferred tax asset                                                                      1,101         1,110
                                                                                       ----------    ----------
                         Total current assets                                              15,801        26,953
                                                                                       ----------    ----------

Plant and equipment:
    Machinery and equipment                                                                 7,320         5,998
    Furniture and fixtures                                                                  2,876         3,250
                                                                                       ----------    ----------
                                                                                           10,196         9,248
    Less accumulated depreciation                                                          (5,838)       (4,692)
                                                                                       ----------    ----------
                         Plant and equipment, net                                           4,358         4,556
                                                                                       ----------    ----------

Deferred tax asset-noncurrent                                                                 280          --
Other assets                                                                                  105            46
                                                                                       ----------    ----------
                         Total assets                                                  $   20,544    $   31,555
                                                                                       ==========    ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $    2,402    $    4,505
    Accrued compensation                                                                      706           421
    Other current liabilities                                                               3,991         3,354
    Line of credit                                                                          2,302          --
    Current maturities of debt and capital lease obligations                                 --             284
                                                                                       ----------    ----------
                         Total current liabilities                                          9,401         8,564
                                                                                       ----------    ----------

Deferred income taxes                                                                         870           632
Long-term debt, net of current maturities                                                     835           810
                                                                                       ----------    ----------
                         Total liabilities                                                 11,106        10,006
                                                                                       ----------    ----------

Commitments and Contingencies

Mandatorily redeemable preference shares                                                     --           8,173

Stockholders' equity:
    Preference stock, $.01 par value; 1,000 shares authorized; no shares
            issued and outstanding at June 30, 1998 and 1997, respectively                   --            --
    Common stock, $.01 par value; 50,000 shares authorized; 13,537 and 10,820 shares issued; 12,791 and 10,852 shares outstanding at June 30, 1998 and
            1997, respectively                                                                135           108
    Additional paid-in capital                                                             22,973        14,758
    Net unrealized gain (loss) on marketable securities                                      --             (16)
    Retained earnings (deficit)                                                           (12,208)          235
    Cumulative translation adjustment                                                         (61)          201
                                                                                       ----------    ----------
                                                                                           10,839        15,286
                                                                                       ----------    ----------
    Less -- treasury stock, at cost                                                        (1,401)       (1,910)
                                                                                       ----------    ----------
                         Total stockholders' equity                                         9,438        13,376
                                                                                       ----------    ----------
                         Total liabilities and stockholders' equity                    $   20,544    $   31,555
                                                                                       ==========    ==========


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BLUE WAVE SYSTEMS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                    (in thousands, except per share amounts)

                                                                                      For the Fiscal Years
                                                                                1998          1997          1996
                                                                             ----------    ----------    ----------
                                                                                           (restated)    (restated)
Net sales                                                                    $   32,679    $   34,388    $   35,194
Cost of sales                                                                    15,395        15,599        16,070
                                                                             ----------    ----------    ----------

                    Gross margin                                                 17,284        18,789        19,124

Operating expenses:
     Product development and engineering                                          7,151         6,959         5,466
     Sales and marketing                                                          7,905         6,315         5,591
     General and administrative                                                   3,938         5,309         2,952
     Merger and realignment costs                                                 8,426          --            --
                                                                             ----------    ----------    ----------

                    Total operating expenses                                     27,420        18,583        14,009
                                                                             ----------    ----------    ----------

Operating income (loss)                                                         (10,136)          206         5,115
                                                                             ----------    ----------    ----------

Other income (expense):
     Interest expense                                                              (109)         (205)         (419)
     Interest income                                                                506           611           491
     Other, net                                                                     189            77            68
                                                                             ----------    ----------    ----------

                    Total other income                                              586           483           140
                                                                             ----------    ----------    ----------

Income (loss) from continuing operations before provision for income taxes       (9,550)          689         5,255
                                                                             ----------    ----------    ----------

Provision for income taxes                                                          255           397           291

Income (loss) from continuing operations                                         (9,805)          292         4,964

Loss from discontinued operations, net of tax benefit of $62, $560,
                    and $661, respectively                                         (137)       (1,248)       (1,341)
                                                                             ----------    ----------    ----------

Net income (loss)                                                                (9,942)         (956)        3,623

Preference share dividends, accretion and amortization of issuance cost
                    of preference shares                                         (1,512)         (874)         --
                                                                             ----------    ----------    ----------

Net income (loss) applicable to common stock                                 $  (11,454)   $   (1,830)   $    3,623
                                                                             ==========    ==========    ==========

Basic net income (loss) per share:
     Continuing operations                                                   $    (0.89)   $    (0.05)   $     0.48
     Discontinued operations                                                      (0.01)        (0.12)        (0.13)
                                                                             ==========    ==========    ==========
                                                                             $    (0.90)   $    (0.17)   $     0.35
                                                                             ==========    ==========    ==========

Diluted net income (loss) per share:
     Continuing operations                                                   $    (0.89)   $    (0.05)   $     0.41
     Discontinued operations                                                      (0.01)        (0.12)        (0.11)
                                                                             ==========    ==========    ==========
                                                                             $    (0.90)   $    (0.17)   $     0.30
                                                                             ==========    ==========    ==========

Weighted average common shares outstanding:
     Basic                                                                       12,684        10,594        10,457
                                                                             ==========    ==========    ==========
     Diluted                                                                     12,684        10,594        12,218
                                                                             ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BLUE WAVE SYSTEMS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE FISCAL YEARS ENDED 1998, 1997 AND 1996
                                 (in thousands)


                                                                                 Net Unrealized
                                                                                    Loss on
                                              Common Stock            Paid-In      Marketable
                                           Shares      Par Value      Capital      Securities
                                         ----------    ----------    ----------    ----------
BALANCE, beginning of fiscal                  9,186    $       92    $    5,610           $ -
      year 1996
   Issuance of common shares
     for initial public offering                918             9         7,188             -
   Initial public offering expenses               -             -          (372)            -
   Issuance of common shares
     for conversion of debentures               891             9         1,039             -
   Issuance of common shares
     for exercise of stock options              388             4           206             -
   Purchase of treasury stock,
     at cost                                      -             -             -             -
   Payments on employee loans
     for exercise of stock options                -             -            25             -
   Change in unrealized loss on
     marketable securities                        -             -             -           (66)
   Foreign currency translation                   -             -             -             -
   Net income                                     -             -             -             -
                                         ----------    ----------    ----------    ----------
BALANCE, end of fiscal year 1996             11,383           114        13,696           (66)
   Issuance of common shares                     57             1           204             -
   Issuance of warrants                           -             -           583             -
   Issuance of common shares
     for exercise of stock options                5             -            11             -
   Purchase of treasury stock,
     at cost                                   (625)           (7)           (3)            -
   Purchase of shares for ESOP                    -             -             -             -
   Payments on employee loans
     for exercise of stock options                -             -             4             -
   Dividend, accretion and amorti-
     zation of issuance costs                     -             -             -             -
   Tax effect of disqualifying
     dispositions                                 -             -           263             -
   Change in unrealized loss on
     marketable securities                        -             -             -            50
   Foreign currency translation                   -             -             -             -
   Net income                                     -             -             -             -
                                         ----------    ----------    ----------    ----------
BALANCE, end of fiscal year 1997             10,820           108        14,758           (16)
   Issuance of common shares
     and treasury stock for
     exercise of stock options                  814             8           371             -
   Loss on issuance of treasury
     shares for option exercises                  -             -             -             -
   Issuance of common shares
     for exercise of warrants                 1,903            19         5,552             -
   Purchase of treasury stock,
     at cost                                      -             -             -             -
   Variable stock option expense                  -             -         2,741             -
   Write-off of preference share
      issuance costs                              -             -          (449)            -
   Dividend, accretion and amorti-
     zation of issuance costs                     -             -             -             -
   Change in unrealized loss on
     marketable securities                        -             -             -            16
   Foreign currency translation                   -             -             -             -
   Net income from overlapping period
     - LSI quarter ended 9/30/98                  -             -             -             -
   Dividend, accretion and amorti-
     zation of issuance costs of over-
     lapping period                               -             -             -             -
   Net income                                     -             -             -             -
                                         ----------    ----------    ----------    ----------
BALANCE, June 30, 1998                       13,537    $      135    $   22,973           $ -
                                         ==========    ==========    ==========    ==========


                                         Retained      Cumulative
                                         Earnings/     Translation     Treasury
                                         (Deficit)     Adjustment       Stock        Total
                                         ----------    ----------    ----------    ----------
BALANCE, beginning of fiscal             $      700    $      154    $     (332)   $    6,224
      year 1996
   Issuance of common shares
     for initial public offering                  -             -             -         7,197
   Initial public offering expenses               -             -             -          (372)
   Issuance of common shares
     for conversion of debentures                 -             -             -         1,048
   Issuance of common shares
     for exercise of stock options                -             -             -           210
   Purchase of treasury stock,
     at cost                                      -             -          (254)         (254)
   Payments on employee loans
     for exercise of stock options                -             -             -            25
   Change in unrealized loss on
     marketable securities                        -             -             -           (66)
   Foreign currency translation                   -           (28)            -           (28)
   Net income                                 3,623             -             -         3,623
                                         ----------    ----------    ----------    ----------
BALANCE, end of fiscal year 1996              4,323           126          (586)       17,607
   Issuance of common shares                      -             -             -           205
   Issuance of warrants                           -             -             -           583
   Issuance of common shares
     for exercise of stock options                -             -             -            11
   Purchase of treasury stock,
     at cost                                 (2,258)            -          (514)       (2,782)
   Purchase of shares for ESOP                    -             -          (810)         (810)
   Payments on employee loans
     for exercise of stock options                -             -             -             4
   Dividend, accretion and amorti-
     zation of issuance costs                  (874)            -             -          (874)
   Tax effect of disqualifying
     dispositions                                 -             -             -           263
   Change in unrealized loss on
     marketable securities                        -             -             -            50
   Foreign currency translation                   -            75             -            75
   Net income (loss)                            (956)            -             -          (956)
                                         ----------    ----------    ----------    ----------
BALANCE, end of fiscal year 1997                235           201        (1,910)       13,376
   Issuance of common shares
     and treasury stock for
     exercise of stock options                    -             -           220           599
   Loss on issuance of treasury
     shares for option exercises               (862)            -           862             -
   Issuance of common shares
     for exercise of warrants                     -             -             -         5,571
   Purchase of treasury stock,
     at cost                                      -             -          (573)         (573)
   Variable stock option expense                  -             -             -         2,741
   Write-off of preference share
      issuance costs                              -             -             -          (449)
   Dividend, accretion and amorti-
     zation of issuance costs                (1,512)            -             -        (1,512)
   Change in unrealized loss on
     marketable securities                        -             -             -            16
   Foreign currency translation                   -          (262)            -          (262)
   Net income from overlapping period
     - LSI quarter ended 9/30/98               (564)            -             -          (564)
   Dividend, accretion and amorti-
     zation of issuance costs of over-
     lapping period                             437             -             -           437
   Net income (loss)                         (9,942)            -             -        (9,942)
                                         ----------    ----------    ----------    ----------
BALANCE, June 30, 1998                   $  (12,208)   $      (61)   $   (1,401)   $    9,438
                                         ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BLUE WAVE SYSTEMS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE FISCAL YEARS ENDED 1998, 1997 AND 1996
                                 (in thousands)

                                                                                  For the Fiscal Years
                                                                              1998        1997        1996
                                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $ (9,942)   $   (956)   $  3,623
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities -
           Depreciation                                                        1,391       1,256       1,013
           Loss on disposal of fixed assets                                      151        --          --
           Variable stock option charge                                        2,741        --          --
           Deferred tax provision (benefit)                                      (42)       (230)       (984)
     Changes in assets and liabilities -
           Accounts receivable, net                                            2,867      (2,069)       (654)
           Inventories, net                                                      446        (253)       (490)
           Prepaid expenses and other                                            914        (651)        841
           Accounts payable and accrued liabilities                          ( 1,181)      2,641        (501)
                                                                            --------    --------    --------
                         Net cash provided (used) by operating activities     (2,655)       (262)      2,848
                                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery and equipment                               (1,233)     (1,842)       (881)
           Proceeds from dispositions of machinery and equipment
               and assets held for sale                                         --            98         529
           Purchases of marketable securities                                   --        (3,398)    (11,526)
           Proceeds from maturities of marketable securities                   5,561       3,903       1,114
           Proceeds from sales of marketable securities before maturity         --         1,360        --
                                                                            --------    --------    --------
                         Net cash provided (used) by investing activities      4,328         121     (10,764)
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Sale of common stock (net of expenses)                               --          --         6,834
           Proceeds from sales of preference shares                             --         8,914        --
           Payment of preference shares issuance costs                          --          (827)       --
           Purchase of ESOP shares                                              --          (810)       --
           Redemption of preferred shares                                    (10,023)       --          --
           Exercise of stock warrants and options (net of employee loans)      6,170          15         235
           Proceeds from debt borrowings                                       2,302         810         500
           Restricted cash in escrow                                            --          (810)       --
           Purchase of treasury stock                                           (573)     (2,782)       (486)
           Net payments on long-term debt, capital lease obligations, and
             subordinated debentures                                            (284)     (3,796)     (1,405)
                                                                            --------    --------    --------
                         Net cash provided (used) by financing activities     (2,408)        714       5,678
                                                                            --------    --------    --------

           Effect of translation rates on cash                                   (47)         88         (32)
           Effect of overlapping period                                         (564)       --          --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,346)        661      (2,270)
CASH AND CASH EQUIVALENTS, beginning of year                                   2,406       1,745       4,015
                                                                            --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                                      $  1,060    $  2,406    $  1,745
                                                                            ========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
           Cash paid for interest                                           $    130    $    206    $    411
           Cash paid for income taxes                                            263       1,090         568
           Assets acquired under capital leases                                 --          --           257
           Common stock issued in conversion of convertible debentures          --          --         1,048
           Tax effect of disqualifying dispositions on stock options            --           263        --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BLUE WAVE SYSTEMS INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FISCAL YEARS 1998, 1997, AND 1996


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Blue Wave Systems Inc. (formerly Mizar, Inc.) (a Delaware corporation) (the "Company", "Blue Wave" or "BWS Inc.") designs, develops and markets multiprocessor Digital Signal Processing ("DSP") computing sub-systems that are used in a variety of real-time image and signal processing applications including communications, machine vision, and radar. The Company's products are typically sold to original equipment manufacturers, research organizations, and military contractors who integrate the Company's products into special purpose computing platforms. The Company continues to sell its prior generation of non-DSP computing sub-systems primarily to existing commercial customers for industrial automation applications. The Company was formed in April 1998 upon the combination of Mizar, Inc. ("Mizar") and Loughborough Sound Images Limited ("LSI"), a company based in the United Kingdom.

     Blue Wave Systems Limited ("Blue Wave Sub" or "Sub") (formerly Loughborough Sound Images Limited or "LSI") was incorporated in England in 1983 and is registered as a private limited company. Blue Wave Sub, and its wholly owned subsidiaries, are collectively referred to herein as "Sub."

     Certain previously reported amounts have been reclassified to conform with current year presentation.

Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect, for all periods presented, to the combination with Sub on April 27, 1998, which has been accounted for as a
pooling of interests (see Note 2).    These financial statements are the
historical consolidated financial statements of Blue Wave because they cover the date of consummation of the business combination. The financial statements presented for fiscal years prior to 1998 have been restated to reflect the business combination.

     The accompanying restated consolidated balance sheet as of June 30, 1997, combines Blue Wave's historical balance sheet as of June 30, 1997 with the corresponding Sub historical balance sheet as of September 30, 1997 (as combined "at fiscal year-end 1997").

     The accompanying restated consolidated statements of operations, stockholders' equity and cash flows combine Blue Wave's historical statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997, with the corresponding Sub historical statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1997 (as combined, the "fiscal years 1997 and 1996"). The restated consolidated statements of stockholders' equity for each of the two years in the period ended June 30, 1997 reflect the exchange of each Sub common share for 94.632 shares of Blue Wave common stock (see Note 2).

Accounting Convention

     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Foreign Currency Translation

     The functional currency of Sub is the United Kingdom pound sterling ("pound sterling") and the functional currency of BWS Inc. is the US dollar.

     The historical financial statements of Sub have been translated into US dollars ("$") from pound sterling ("(Pounds)") using the exchange rate at each balance sheet date for assets and liabilities and average exchange rate for each period for net sales, costs, expenses and other income and expenses.
Translation adjustments have been recorded as a separate component of stockholders' equity.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

     Cash and cash equivalents includes cash placed in money market funds or investments in highly liquid securities with original maturities of three months or less.

Restricted Cash

     In connection with the establishment of an employee stock ownership plan ("ESOP"), Sub has guaranteed the debt of the ESOP. The guarantee required Sub to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated financial statements (see Note 13).

Marketable Securities

     The Company has determined that all of its marketable securities should be classified as available for sale and reflected in the accompanying consolidated balance sheets at their respective market values. The Company's results of operations include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of direct and implied obligations of the US Government, certificates of deposit, and investment grade corporate debt securities.

     The Company does not invest in or use derivative financial instruments other than currency hedging transactions. In 1998, the Company did not enter into any currency hedging transactions.

Inventories

     Inventories are stated at the lower of cost (including direct materials, labor, and applied overhead) or market using the first-in, first-out method
(FIFO). The Company periodically reviews inventory items on hand and provides allowances, if necessary, to reduce inventory to its estimated realizable value.

Property, Plant, and Equipment

     Property, plant and equipment, including assets under capital lease, are carried at cost and depreciated using the straight-line method over the estimated economic lives of the assets as follows:

     Buildings/leasehold improvements            7 - 25 years
     Equipment                                   3 - 5 years
     Furniture and fixtures                      2 - 5 years
     Software                                    1 - 3 years

     Repair and maintenance expenditures are charged to expense as incurred, and expenditures for major renewals and betterments are capitalized.

     When property, plant and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations.

     The Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

     Revenue from product sales is recorded only when the earnings process is completed, which is principally when the product is shipped.

Research and Development

     Research and development costs are included in and inseparable from product development and engineering expenses and are charged to expense as incurred.

Income Taxes

     The Company uses the liability method to determine deferred taxes. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax law. Management continually evaluates the realizability of the net deferred tax assets and the need for additional valuation allowances on such assets.

Net Income (Loss) Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (SFAS No. 128). This statement established a new methodology for calculating earnings per share ("EPS"). All periods presented in the accompanying consolidated financial statements have been restated to conform with the requirements of SFAS No. 128 (see Note 8).

     The Company has elected to follow the proforma disclosure requirements promulgated by SFAS No. 123 and has opted to continue to account for the stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations. The proforma disclosure can be found in Note 13 to the consolidated financial statements.

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

     The Company sold John G. Kinnard and Company, Incorporated, as an underwriter of the IPO, a five-year warrant to purchase up to 15,000 shares of the Company's common stock, exercisable at $10.20 per share. As of June 30, 1998, this warrant had not been exercised.

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

Fair Value of Financial Instruments

     Management believes the recorded values of financial instruments approximate their current fair values as such items are current in nature and/or generally bear variable interest rates which adjust yield to derive current market value.

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997. The Company currently has two types of non-owner changes in equity, excluding net income, including foreign currency translation gains and losses and unrealized gains and losses on investments.

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No.
131). This pronouncement changes requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 requires companies to select and report segments based on their internal reporting system. The adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company is evaluating what impact SFAS No. 131 will have on the Company's disclosures.

     The Financial Accounting Standards Board has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The adoption of SFAS No. 132 is required for fiscal years beginning after December 15, 1997. The Company currently does not have any pension or postretirement benefit plans.

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments For Hedging Activities" (SFAS No. 133). This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for fiscal years beginning after December 15, 1997. Historically, the Company has not invested in derivatives nor hedged any significant risks with the use of derivative financial instruments.

2.  COMBINATION WITH SUB:

     On April 27, 1998, Mizar, Inc. and Sub completed the combination announced in November 1997. Mizar changed its name to Blue Wave Systems Inc. and trades on the Nasdaq National Market tier of The Nasdaq Stock Market/sm /under the symbol "BWSI." Sub is a leading supplier of embedded DSP products to the telecommunications, defense, and test and measurement markets. The combination was completed via a share exchange with the Company issuing 7,876,964 common shares of the Company (the "Common Stock") to Sub shareholders in exchange for all outstanding Sub shares. BWS Inc. also issued options exercisable for approximately 564,000 shares of Common Stock in exchange for the outstanding Sub options. The foregoing issuances were based upon the exchange ratio of 94.632 shares of Common Stock for each ordinary share of Sub transferred to the Company, including shares issuable under options. The Company incurred significant costs and expenses to consummate this complex, cross-border transaction. Also, in conjunction with the merger, the Company realigned its business operations in order to better meet the needs of its customers, eliminate duplicate facilities and functions, and to strategically focus the Company on the growing telecommunications market. The Company recorded an $8,426,000 pre-tax non-recurring charge for these merger and realignment expenses. Approximately $4,100,000 of the total charge has or will result in cash outlay by the Company, while approximately $4,300,000 of the charge will not result in cash outlay. Approximately $2,700,000 of these charges were paid in fiscal 1998 and $1,400,000 is expected to be paid in fiscal 1999. The merger expenses consist of professional and statutory fees including legal, accounting, investment banking and printing fees for both companies, as well as a statutory transaction-based tax in the UK and public filings fees in the US. These charges also include travel costs, employment severance, and duplicate lease space. Merger expenses also include a non-cash charge of approximately $2,700,000 for variable stock options of Sub that vested at the date of consummation of the merger. The realignment of the business operations consists of reducing support for certain product-lines and combining certain functions. The realignment expenses include approximately $900,000 for the write-down of inventory associated with duplicate or competing products, fixed assets, and severance associated with the termination of employees. The realignment plan was committed to by the Board of Directors subsequent to the combination, and is expected to be completed in the first half of fiscal 1999. The following table presents a summary of the remaining reserves for these expenses, as of June 30, 1998.

            Balance Sheet Classification                     Amount
            ----------------------------                     -------
Inventory, net                                            $  566,000
Accumulated Depreciation                                     170,000
Reserves included in other current liabilities             1,902,000
Accrued compensation                                         438,000

     In conjunction with completion of the business combination, there was a redemption, in cash, of redeemable preference shares of Sub owned by Boston Holdings Limited as well as an exercise of warrants for common stock of Sub, also owned by Boston Holdings Limited, which were then exchanged into approximately 1,904,000 shares of Common Stock. The preference shares and warrants of Sub were mandatorily redeemable on the sale or merger of Sub (see
Note 15). The resultant net impact of these transactions with Boston Holdings Limited on cash to the combined companies was an outlay of approximately $4,500,000.

     The table below presents a reconciliation of revenues and net income, as reported in the consolidated statements of income with those previously reported by the Company. The references to Blue Wave in this table are to the Company's historical operating results prior to the acquisition of Sub (amounts in table are in thousands).

                                                      Fiscal Years Ended
                                                      -------------------
                                                  1998       1997       1996
                                                 -------    -------    -------
  REVENUES:
  Blue Wave                                      $12,111    $11,507    $14,052
  Sub                                             20,568     22,881     21,142
                                                 -------    -------    -------
       Total consolidated revenues               $32,679    $34,388    $35,194
                                                 =======    =======    =======

  NET INCOME (LOSS):
  Blue Wave                                      $(5,677)   $   179    $ 3,274
  Sub                                             (4,265)    (1,135)       349
                                                 -------    -------    -------
       Total consolidated net income (loss)      $(9,942)   $  (956)   $ 3,623
                                                 =======    =======    =======


     Included in the net income (loss) of Sub for fiscal years 1998, 1997, and 1996 are losses from discontinued operations of $137,000, $1,248,000 and $1,341,000 respectively (net of income tax benefits of $62,000, $560,000 and $661,000 respectively). See Note 10.

3.   INVENTORIES:

     Net inventories at fiscal year-end 1998 and 1997, consisted of the following (in thousands):


                                       1998               1997
                                 -----------------  -----------------
     Raw materials                     $1,908             $2,047
     Work-in-process                    1,969              1,729
     Finished goods                     1,893                826
     Reserves                          (1,614)                 -
                                       ------             ------
     Inventories, net                  $4,156             $4,602
                                       ======             ======


4.   OTHER CURRENT LIABILITIES:

     At fiscal year-end 1998 and 1997, other current liabilities consisted of the following (in thousands):

                                                 1998     1997
                                                -------  ------

Sales representative commissions                 $   53  $   19
Property tax                                         43      34
Warranties                                          360     278
Accrued franchise tax and income tax payable        152     218
Professional services and other                     233     194
Merger and realignment                            1,902      --
Miscellaneous accrued expenses                      472   1,250
Distributor settlement payable                       --     668
Taxes payable, other than income                    351     407
Other current liabilities                           425     286
                                                 ------  ------
                                                 $3,991  $3,354
                                                 ======  ======

     The distributor settlement payable relates to an amount due pursuant to the settlement of a dispute concerning the termination of an agreement.


5.   ROYALTIES:

     During the fiscal years 1998, 1997, and 1996, the Company paid royalties of $105,000, $235,000 and $360,000 primarily related to license agreements with Texas Instruments Incorporated ("TI"). The license agreements allow the Company to use certain products in its DSP sub-system business. The royalties due pursuant to the majority of these licensing agreements were fully paid up in fiscal 1997. On July 11, 1997, TI completed the sale of its DSEG group to Raytheon Company. TI and the Company have executed an agreement whereby all of TI's rights and interests in the licensing agreements have been assigned to Raytheon Company.

6.  MARKETABLE SECURITIES:

     A summary of the amortized cost, unrealized gains and losses, and fair values of available for sale marketable securities at fiscal year-end 1998 and 1997 consisted of the following (in thousands):

                                         1998                           1997
                             ------------------------------  ---------------------------
                              Gross                           Gross
                            Unrealized  Holding             Unrealized Holding
                             Amortized  Gains       Fair    Amortized   Gains     Fair
Type of Security               Cost     (Losses)    Value     Cost    (Losses)   Value
--------------------------  ----------  --------  ---------  -------  --------  -------

  US government                 $1,840      $ 3      $1,843   $4,160     $ (3)   $4,157
  Corporate bonds                1,221       (2)      1,219    4,358      (22)    4,336
  Certificate of deposit             -        -           -      105        -       105
                                ------      ---      ------   ------     ----    ------

  Totals                        $3,061      $ 1      $3,062   $8,623     $(25)   $8,598
                                ======      ===      ======   ======     ====    ======

     Net of the tax effect, the unrealized gain (loss) on securities available for sale is $0 and $(16,000), respectively, which is included in stockholders' equity.

     A comparison of the amortized cost and fair value of the Company's available for sale marketable securities at fiscal year-end 1998 were due in one year or less and approximated $3,061,000 and $3,062,000 at amortized cost and fair value, respectively.


7.   DEBT:

Line of Credit

     The Company makes short-term borrowings under a credit facility made available by a commercial bank. At fiscal year-end 1998, the Company had $2,302,000 outstanding, and had approximately $5,000,000 in aggregate availability under such credit facility. The credit facility bears interest at the bank's reference rate plus 1.75% (7.50% at fiscal year-end 1998), is due on demand and expires during fiscal 1999. The Company expects to renew this facility during fiscal 1999.

Long-term Debt

     Long-term debt (including capital lease obligations) consists of the following (in thousands):

                                                                 1998    1997
                                                                ------  ------
  Note payable to a commercial bank, interest at the bank's
     base rate, plus 1.75% (7.25% at fiscal year-end 1998);
     payable in 2002; secured by escrow of $835 cash            $ 835   $  810
  Capital lease obligations, secured by related equipment           -      284
                                                                -----   ------
                                                                  835    1,094
  Less- Current maturities                                          -     (284)
                                                                -----   ------
                                                                $ 835   $  810
                                                                =====   ======

     The debt agreements related to the above contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.


8.  INCOME PER SHARE:

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, pursuant to APB Opinion No. 15. The net income (loss) per share information for the three fiscal years ended 1998 have been restated to reflect the new standard.

     Basic net income (loss) per share for the three fiscal years ended 1998 were computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the periods presented, as adjusted, on a historical basis, for the exchange ratio in the Acquisition (Note 2). Diluted net income per share for the fiscal year ended 1996, was computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding and other dilutive securities outstanding during the periods presented, as adjusted for the exchange ratio for the Acquisition (Note 2). Diluted net loss per share for the two fiscal years in the period ended June 30, 1998, were computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding; other dilutive securities outstanding during these periods were anti-dilutive to the net loss per share. Other dilutive securities included in diluted net income per share are stock options calculated under the treasury stock method using the prevailing average market price for the period presented. Shares used in basic and diluted net income (loss) per share calculations for the fiscal years 1998, 1997, and 1996 are presented below (in thousands):

                                                                BASIC
                                                        ----------------------
                                                        1998    1997     1996
                                                       ------  -------  ------
     Weighted average common stock outstanding
         during the period                             12,684   10,594  10,457
                                                       ======   ======  ======

                                                               DILUTED
                                                       -----------------------
     Weighted average common stock outstanding
         during the period                             12,684   10,594  10,457
     Other dilutive securities of stock
         option/warrant programs                            -        -   1,761
                                                       ------   ------  ------

     Shares used in net income per share calculation   12,684   10,594  12,218
                                                       ======   ======  ======

     Dilutive securities equivalent to 940 and 1,199 shares of common stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the Company incurred net losses attributable to common shareholders. The inclusion of these options would have been anti-dilutive to diluted EPS.

9.   COMMITMENTS AND CONTINGENCIES:

     The Company leases certain buildings and equipment under operating leases. Rent expense applicable to operating leases was $1,337,000, $1,093,000 and $705,000 for the fiscal years 1998, 1997, and 1996, respectively. At fiscal year-end 1998, the future minimum lease payments required by operating leases were as follows:

  1999          $ 1,312
  2000            1,090
  2001            1,015
  2002              986
  2003              876
  Thereafter     14,659

     In prior periods, the Company has been party to certain legal proceedings incidental to its business. The Company accrues for claims that are both probable and for which expected loss can be reasonably estimated. Currently, there are no known claims pending against the Company.


10.  DISCONTINUED OPERATIONS:

     In April 1997, Sub adopted a plan to discontinue its Video Multimedia Group ("VMG") operations in order to focus resources on its digital signal processing products. The VMG operations principally designed, manufactured, and sold products for the video conferencing industry. These activities operated as a distinct business segment the results of which have been separately disclosed as discontinued operations in the accompanying consolidated statements of operations. The VMG operations were fully abandoned by September 30, 1997. There were no sales of VMG in fiscal 1998, and $277,000 and $1,462,000 sales of VMG for fiscal years 1997 and 1996, respectively.


11.  SIGNIFICANT CUSTOMERS, RECEIVABLES, AND CONCENTRATION OF CREDIT RISK:

     The following table summarizes sales by major customer group and gross accounts receivable by major customer group for the fiscal years 1998, 1997, and 1996 (in thousands):

                                              1998      1997      1996
                                            --------  --------  --------
  SALES BY CUSTOMER GROUP:
  Commercial and other                       $25,135   $27,433   $28,179
  Prime contractors to the US government       7,544     6,955     7,015
                                             -------   -------  --------
                                             $32,679   $34,388   $35,194
                                             =======   =======  ========

                                               1998      1997
                                             -------   -------
  ACCOUNTS RECEIVABLE BY CUSTOMER GROUP:
  Commercial and other                       $ 4,090   $ 7,555
  Prime contractors to the US government       1,221       593
                                             -------   -------
                                             $ 5,311   $ 8,148
                                             =======   =======

     During 1998, one customer accounted for 13% of net sales. During 1997, one customer accounted for 14% of net sales. During 1996, no customer individually accounted for more than 10% of net sales.

12.  GEOGRAPHICAL INFORMATION:

     The Company's net sales, operating income and identifiable assets by geographic region were as follows (in thousands):

                           North      Outside of
                          America   North America     Total
                         ---------  --------------  ---------
  1998
-----------------------
  Net sales               $13,332         $19,347   $ 32,679

  Operating income        $(7,217)        $(2,919)  $(10,136)

  Identifiable assets     $10,125         $10,419   $ 20,544

  1997
-----------------------
  Net sales               $11,307         $23,081   $ 34,388

  Operating income        $  (822)        $ 1,028   $    206

  Identifiable assets     $16,955         $14,600   $ 31,555

  1996
-----------------------
  Net sales               $13,458         $21,736   $ 35,194

  Operating income        $ 2,267         $ 2,848   $  5,115

  Identifiable assets     $16,095         $11,898   $ 27,993


13.  EMPLOYEE BENEFIT PLANS:

Bonus Plan

     Most full-time employees of the Company are eligible to participate in a bonus program in which yearly bonus amounts are calculated on a predetermined performance formula. There were $26,000, $23,000 and $15,000 of bonuses earned in 1998, 1997, and 1996, respectively. Bonuses, if earned, are included in accrued compensation in the accompanying consolidated financial statements.

Stock Option Plan

     The Company has a stock option plan, which includes nonqualified and incentive stock options, for directors and employees. The total number of shares underlying options is approximately 2,500,000 and the options are granted at fair value as determined by the Board of Directors. Options are exercisable on a schedule determined by the Board of Directors and expire 10 years after the date of grant or earlier, in accordance with the terms of the plan.

     In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for the stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been determined pursuant to the fair value recognition provisions of SFAS No. 123, the cost would have been $250,000, $131,000 and $66,000 for fiscal 1998, 1997 and 1996, respectively. The Company's proforma net (loss) income for fiscal 1998, 1997 and 1996 would have been $(11,704,000), $(1,087,000) and $3,557,000 respectively, resulting in diluted earnings (loss) per share of $(0.92), $(0.19) and $0.29, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1998, 1997 and 1996: risk-free interest rate of 5.64%, 6.14% and 5.69%, respectively; expected volatility of 67.09%, 69.3% and 46.8%, respectively; expected dividend yield of zero and expected lives of 3 years.

     All options are granted at fair value on the date of grant. There have been no grants of equity instruments other than options in the periods presented. The following summarizes the activity under the plan (number of shares in thousands):

                                           1998                   1997                  1996
                                     ----------------      -----------------    ------------------------
                                              Weighted              Weighted              Weighted
                                              Average               Average               Average
                                              Exercise              Exercise              Exercise
                                     Options   Price       Options   Price      Options    Price
                                     -------  --------     -------  --------    -------   --------
       Options outstanding,
            beginning of the year      2,173    $2.11        2,147    $2.18      1,816      $ .74
      Options granted                    224     4.68          286     4.21        803       7.52
      Options exercised               (1,095)     .55           (5)    2.21       (388)       .54
      Options forfeited                  (48)    5.37         (255)    5.12        (84)      1.45
                                      ------                 -----              ------
      Options outstanding,
          end of year                  1,254     2.17        2,173     2.11      2,147       2.18
                                      ======                 =====              ======
      Options exercisable,
          end of year                    864     1.18        1,170     1.16      1,055        .86
                                      ======                 =====              ======
     Exercise price range               $.15 to $9.13         $.15 to $9.13       $.15 to $9.13

  The following table summarizes information about the outstanding and exercisable stock options at fiscal year-end 1998 (number of shares in thousands):

                      Stock Options Outstanding        Stock Options Exercisable
                  -----------------------------------  -------------------------
                                  Weighted
                    Weighted      Average                 Weighted
  Shares             Average     Remaining    Shares        Average
 Range of           at Fiscal    Exercise  Contractual     at Fiscal    Exercise
Exercise Prices   Year-End 1998    Price       Life      Year-End 1998    Price
---------------   -------------  --------- -----------   -------------  --------

$ .15 to $2.55          779       $  .46    4.8 years         755         $ .45
$3.63 to $4.88          308         4.07    9.1 years          29          4.49
$5.00 to $6.75          118         5.86    7.8 years          51          5.93
$8.38 to $9.13           49         8.44    6.9 years          29          8.45
                      -----                                 -----

                      1,254                                   864
                      =====                                 =====
Defined Contribution Plan and Employee Savings Plan

     The Company maintains a defined contribution profit sharing and retirement plan for substantially all US employees. Participants may elect to contribute up to the lesser of the statutory maximum or 20% of total compensation. The Company made total contributions to this plan of $35,000, $15,000, and $0 in 1998, 1997, and 1996, respectively.

Employee Stock Ownership Plan

     In April 1997, Sub established an employee stock ownership plan (the "ESOP") for the benefit of employees of Sub. The ESOP borrowed (Pounds)500,000 ($835,000) from a commercial bank and used the proceeds to purchase 2,358 shares (approximately 223,000 equivalent Blue Wave shares) of Sub's ordinary shares from a director of Sub at (Pounds)212 (approximately $343) per share which was estimated to be the fair value of Sub's ordinary shares. Sub has guaranteed the debt of the ESOP and has placed in escrow cash in an equal amount of the debt. Sub has reflected the guaranteed ESOP debt and a corresponding amount of guaranteed ESOP obligations as a reduction of stockholders' equity in the consolidated balance sheet at fiscal year-end 1998 and 1997. None of the shares acquired had been allocated to the participants of the ESOP. Interest payments in 1998 and 1997 were $127,000 and $35,000 respectively.

Other

     Certain officers of the Company, including its Chief Executive Officer, have entered into employment contracts with the Company. These agreements define, among other items, the terms of employment, remuneration, and notice periods for termination.

     David Irwin, former President and CEO of the Company, who resigned in June 1997, had an employment agreement that provided for one year of compensation for termination under certain circumstances. The Company accrued approximately $250,000 in the fiscal year ended 1997, related to Mr. Irwin's resignation from the aforementioned positions.


14.  INCOME TAXES:

     At fiscal year-end 1998, Blue Wave had net operating loss (NOL) carryforwards of approximately $8,300,000 which begin to expire in 2002. Research and development tax credit carryforwards of approximately $41,000 at fiscal year ended 1998, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred with the initial public offering of Blue Wave. As a result, Blue Wave was subject to a $2,300,000 annual net operating loss utilization limitation. A change in ownership pursuant to Section 382 also occurred with the combination. As a result, Blue Wave will be subject to a $1,373,000 annual net operating loss utilization limitation.

     Blue Wave had net deferred tax assets of $511,000 (composed primarily of the tax effect of NOL's) at fiscal year ended 1998 and 1997. In accordance with the criteria contained in SFAS No. 109, "Accounting for Income Taxes," a valuation allowance associated with Blue Wave's NOL was reduced in 1996 and a deferred tax asset of $790,000 was recognized. In fiscal 1997, the net deferred tax asset was increased $463,000 primarily as a result of the tax benefit recorded as a result of the disqualifying dispositions of employee incentive stock options. Blue Wave believes it is more likely than not that it will be able to realize the benefit of this net asset.

     The components of the income tax provisions in the accompanying consolidated statements of operations consisted of the following (in thousands):

                                                   1998     1997     1996
                                                  -------  -------  -------
  CONTINUING OPERATIONS:
  State-
  Current                                          $  31    $  70   $   63
  Deferred                                             -        -      108
  Federal-
  Current                                              -      557    1,033
  Deferred                                          (443)    (182)    (123)
  Foreign                                            224        -        -
  Increase (reduction) in valuation allowance        443      (48)    (790)
                                                   -----    -----   ------
  Provision for income taxes                         255      397      291
  DISCONTINUED OPERATIONS - Federal current          (62)    (560)    (661)
                                                   -----    -----   ------
                                                   $ 193    $(163)  $ (370)
                                                   =====    =====   ======

     The difference between the federal statutory tax rate and the effective tax rate for continuing operations is reconciled as follows (in thousands):


                                    1998     %     1997      %    1996     %
                                  -------  ----    -----   ----   -----   ----
Income (loss)  tax provision at
 statutory rate                   $(3,247)  (34)%  $222     32%  $1,789    34%
Utilization of NOL                      -     -     (61)    (9)    (920)  (17)
Deduction for state taxes              31     -      70     10       63     1
Increase (reduction) in valuation
 allowance                            443     5     (48)    (7)    (790)  (15)
Unrecognized losses                                 332     48
Capital allowance on ineligible
 property                               -     -     (57)    (8)      18     -
Foreign losses not tax benefited    1,317    14       -      -        -     -
Non-deductible merger costs         1,538    16       -      -        -     -
Other                                 173     2     (61)    (8)     131     3
                                  -------  ----   -----   ----   ------  ----
                                  $   255     3%   $397     58%  $  291     6%
                                  =======  ====   =====   ====   ======  ====


     Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset (liability) is comprised of the following (in thousands):

                                   1998    Change     1997
                                 --------  -------  --------
  DEFERRED TAX ASSETS:
  Current-
   Merger related costs          $   291    $ 291   $    -
   Nondeductible allowances          530      234       296
   UCC adjustment                      -       (7)        7
   Other                             280      (56)      336

  Noncurrent-
   Nondeductible accruals              -      (74)       74
   Depreciation                       71       21        50
   Disqualifying dispositions          -     (263)      263
   Net operating losses            2,857      503     2,354
   Other                               -      (26)       26
                                 -------    -----   -------

                                   4,029      623     3,406
   Valuation allowance            (2,648)    (443)   (2,205)
                                 -------    -----   -------
                                   1,381      180     1,201
   DEFERRED TAX LIABILITY:

  Current-
   Accrued state taxes                 -        -         -
   Current deferred gain               -      (58)      (58)
  Noncurrent -
   Noncurrent depreciation          (870)     238      (632)
   Rent credit                         -        -         -
                                 -------    -----   -------

                                 $  (870)   $ 180   $  (690)
                                 -------    -----   -------

Net Deferred Tax Asset           $   511    $   0   $   511
                                 =======    =====   =======

     The Company believes it is more likely than not that it will realize the net deferred tax asset of $511,000 recorded in the balance sheet as of June 30, 1998 and accordingly no valuation allowance has been provided on this portion of the asset. This conclusion is based on (1) changes in operations that have recently occurred, including the acquisition of LSI, which management believes will expand its product capabilities and customer base, (2) cost reduction or synergies to be gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon the C6x technology, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of calendar year 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.


15.  CAPITAL STOCK:

Common stock

     In May 1997, Blue Wave announced a plan to repurchase up to $1,000,000 worth of the common stock outstanding. As of fiscal year-end 1997, 144,400 shares had been repurchased for a total of $509,000. In August 1997, Blue Wave announced a $1,000,000 expansion to its common stock repurchase plan. As of September 12, 1997, a total of 281,900 shares had been repurchased for a total of $1,081,000 since the commencement of the program in May. In the second quarter of fiscal 1998, the Board of Directors canceled the stock repurchase plan.

     The combination was completed via a share exchange whereby Mizar issued 7,876,964 common shares in exchange for all of the outstanding capital stock of LSI.

Preference Shares

     On April 10, 1997, Sub entered into an agreement with Boston Holdings Limited ("BHL"), a subsidiary of BancBoston Capital Limited, to sell to BHL at a subscription price of (Pounds)5,500,000 approximately ($8,914,000), 5,500,000 preference shares, one "B" ordinary share, and warrants to acquire an additional 20,115 "B" ordinary shares. The warrants were exercisable in whole or in part through March 31, 2012, at a price determined by a formula, which at the time of the combination was (Pounds)165 per share. Under the terms of Sub's Articles of Association, any proceeds resulting from the exercises of the warrants was to be used to redeem the preference shares. Contemporaneously with the combination, this warrant was exercised for (Pounds)3,318,975 (or approximately $5,571,000) and was converted into 1,903,522 common shares of Blue Wave Systems.

     Sub valued the warrants at (Pounds)360,000 approximately ($583,000) and reflected such amount of the proceeds noted above as an increase to additional paid-in capital. In addition, Sub incurred approximately $1,032,000 in costs ($827,000 cash and the issuance of 601 ordinary shares valued at $205,000) to issue the preference shares. Such amount was reflected as a reduction of the preference shares. Both the value of the warrants and the issuance costs were amortized to retained earnings. The preference shares, net of the unamortized value of the warrants and the issuance costs, have been reflected in the accompanying restated consolidated financial statements as mandatorily redeemable preference shares.

     The preference shares and accrued dividends thereon ranked first in liquidation priority over all other equity shares and accrued first preference cumulative dividends of 6% per annum beginning on April 1, 1998, such dividends being payable in cash biannually on March 31 and September 30. The preference shares also accrued a second preference cumulative dividend of 8% per annum until March 31, 1998, and 2% per annum thereafter, and such dividends were paid as one additional preference share for each pound sterling 1 in dividends due on March 31 and September 30. Dividends accrued between March 31, 1998 and the date of redemption were paid in cash.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                                                     Three Months Ended
                                                                     ------------------
                                                    September 30,  December 31,    March 31,      June 30,
                                                       1997           1997           1998           1998(2)
                                                     --------       --------       --------       --------
Net sales                                            $ 10,286       $  7,371          8,004       $  7,018
Gross margin                                            6,004          3,892          4,376          3,012
Income (loss) from continuing operations before
   provision (benefit) for income taxes                 1,209           (932)          (160)        (9,667)(1)
Net income (loss) applicable to common stock              442         (1,166)          (511)       (10,219)
Diluted net income (loss) per share                  $   0.03        $ (0.11)         (0.05)         (0.79)

                                                                    Three Months Ended
                                                                    ------------------
                                                   September 30,   December 31,  March 31,     June 30,
                                                       1996  1/2      1966 2/3     1997          1997 (2)
                                                     -------        -------       -------       -------
Net sales                                            $ 8,374        $ 8,742       $ 8,145       $ 9,973
Gross margin                                           3,764          3,960         3,894         5,863
Income (loss) from continuing operations before
   provision (benefit) for income taxes                  566            764          (709)          927
Net income (loss) applicable to common stock             485            435        (1,771)          188
Diluted net income (loss) per share                  $  0.04        $   .03       $ (0.18)      $  0.02

(1) The loss from continuing operations before taxes includes a merger and realignment charge of $8,426,000.

(2) The accompanying restated consolidated statements of operations, stockholders' equity and cash flows combine Blue Wave's historical statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997, with the corresponding Sub historical statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1997 (as combined, the "fiscal years 1997 and 1996"). The restated consolidated statements of stockholders' equity for each of the two years in the period ended June 30, 1997 reflect the exchange of each Sub common share for
     94.632 shares of Blue Wave common stock (see Note 2).

                                                                     Schedule II

                            BLUE WAVE SYSTEMS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                         JUNE 30, 1996, 1997 AND 1998
                                (in thousands)


                                       Balance at      Charged to
                                       Beginning       Costs and                       Balance at
            Description                of Period        Expenses       Deductions    End of Period
            -----------                ---------        --------       ----------    -------------
               1996
               ----
Allowance for doubtful accounts        $     188        $     97        $     (38)   $         247

Allowance for excess and
     obsolete inventory                      268             444             (158)             554
Allowance for product returns                  -              90                -               90

               1997
               ----
Allowance for doubtful accounts              247             132             (133)             246
Allowance for excess and
     Obsolete inventory                      554             452             (486)             520
Allowance for product returns                 90              66              (96)              60

               1998
               ----
Allowance for doubtful accounts              246              91             (127)             210
Allowance for excess and
     obsolete inventory                      520           1,413             (320)           1,613
Allowance for product returns                 60             104              (38)             126
Merger and realignment expenses                -           8,426           (6,086)           2,340

                                EXHIBIT  INDEX


2.1 Share Purchase Agreement, dated November 17, 1997, between the Company and Loughborough Sound Images Limited (formerly Loughborough Sound Images plc). (2)
2.2 Letter Agreement dated March 24, 1998, between the Company and Loughborough Sound Images Limited. (2)
3.1      Certificate of Incorporation of the Company, as amended.  (1)
3.2      Bylaws, as amended, of the Company.  (3)
10.1     Form of Indemnification and Hold Harmless Agreement.  (3)
11       Computation of per share net income (loss).  (4)
23       Consent of Arthur Andersen, LLP.  (4)
27       Financial Data Schedule.  (4)


(1) Incorporated by reference to Exhibits in the Company's Registration Statement on Form S-3.
(2) Incorporated by reference to Exhibits in the Company's Current Report on Form 8-K dated May 12, 1998.
(3) Incorporated by reference to Exhibits in the Company's Registration Statement on Form S-1.
(4)      Filed herewith.