Form 10-K/A
period 1998-06-30
BLUE WAVE SYSTEMS INC
filed 1998-10-28
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM  10-K/A
                                Amendment No. 1

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998.


  ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

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

As of September 23, 1998, Registrant had outstanding 13,014,038 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART II


Item 6 of the registrant's Form 10-K previously filed on September 28, 1998 is hereby amended as follows:

     Working capital in 1998 is restated to be $6,202 instead of $6,401.

Item 7 of the registrant's Form 10-K previously filed on September 28, 1998 is hereby amended as follows:

     The last sentence of the General and Administrative caption, page 14, which references "fiscal 1998" is restated as "fiscal 1999".

     The net working capital for 1998 in the Liquidity and Capital Resources section, page 15, is restated to be $6,202,000.


                                   Part III


Item 10 of the registrant's Form 10-K previously filed on September 28, 1998 is hereby amended to add the following:

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

     Items 11 through 13 of the registrant's Form 10-K previously filed on September 28, 1998 are hereby amended to read in their entirety as follows:

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash compensation paid or accrued by the Company during the three years ended June 30, 1998 to or for the Company's chief executive officer and the four other highest compensated executive officers of the Company whose total salary and bonus exceeded $100,000.


                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                               ANNUAL COMPENSATION                    AWARDS
                                               -------------------                    ------
                                                                                    SECURITIES
                                         FISCAL                                     UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR         SALARY         BONUS           OPTIONS        COMPENSATION (1)
---------------------------               ----         ------         -----           -------        ----------------

Simon Yates, President and Chief          1998        $132,000        $   --               --                $ 23,100
 Executive Officer (2)

Sam K. Smith, Chairman of the             1998              --            --               --                 168,750
 Board of Directors, former               1997              --            --               --                      --
 Interim President and Chief
 Executive Officer (3)

John L. Marshall, former Senior           1998         124,859            --               --                   1,489
 Vice President, Sales (4)                1997         118,893           680               --                     824
                                          1996         112,949            --               --                      --

John W. Clark, Vice President             1998         112,708            --               --                      --
 Engineering (5)                          1997          95,503           214           57,500                      --

Charles D. Brockenbush, Vice              1998         107,056            --               --                   1,235
 President Finance and Chief              1997         102,941           440           15,000                     713
 Financial Officer (6)                    1996          42,308            --           35,000                      --

Joseph E. Andrulis, Vice                  1998         106,892            --               --                   1,140
 President Marketing (7)                  1997         100,000           573           25,000                     692
                                          1996           9,615            --           50,000                      --

(1) Amounts indicated reflect the Company's contributions under its 401(k) savings plan for Messrs. Marshall, Clark, Brockenbush and Andrulis. The amount indicated for Mr. Yates reflects compensation for his responsibilities while acting as a director of LSI, automobile-related expenses for an auto provided to him by BWS Ltd., and private healthcare. The amount indicated for Mr. Smith represents consulting fees paid to him for the services provided when he was acting as Interim Chief Executive Officer.
(2) Mr. Yates was appointed to his position with the Company on April 27, 1998, upon completion of the combination between Mizar, Inc. and Loughborough Sound Images Ltd. The amounts in the above table include the compensation received by Mr. Yates while he was an officer of LSI as well as the compensation received as CEO of the Company.
(3) Mr. Smith was appointed Interim Chief Executive Officer in June 1997, and served in this capacity until the completion of the combination on April 27, 1998.
(4)  Mr. Marshall resigned from the Company effective August 31, 1998.
(5)  Mr. Clark joined the Company in July 1996.
(6)  Mr. Brockenbush joined the Company in January 1996.
(7)  Mr. Andrulis joined the Company in May 1996.


     Except for Mr. Yates, none of the named executive officers received perquisites and other personal benefits or property in excess of the lesser of $50,000 or 10% of such officer's total annual salary or bonus.

STOCK OPTIONS

     There were no stock options granted to the named executive officers during the fiscal year ended June 30, 1998.

     The following table sets forth certain information with respect to the options exercised by the executive officers named in the above compensation table during the fiscal year ended June 30, 1998 or held by such persons at June 30, 1998:



                                                                                             VALUE OF UNEXERCISED
                         SHARES                         NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                        ACQUIRED                            OPTIONS AT                                AT
                           ON          VALUE               JUNE 30, 1998                       JUNE 30, 1998 (1)
        NAME            EXERCISE      REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
        ----            --------      --------      -----------      -------------      -----------       -------------
Mr. Yates                358,655      $134,242           87,534                 --         $272,231             $    --
Mr. Smith                     --            --           42,500                 --          115,500                  --
Mr. Marshall              95,200        69,530               --             23,800               --              64,680
Mr. Clark                     --            --           10,625             46,875               --                  --
Mr. Brockenbush               --            --           17,500             32,500               --                  --
Mr. Andrulis                  --            --           25,000             50,000               --                  --

(1) Based upon the closing price of the common stock of the Company on June 30, 1998, which price was $3.50 per share.

DIRECTOR COMPENSATION

     The Company does not pay any annual retainer or per meeting fees to its directors, other than to Mr. John Forrest, who also served as an outside director of LSI. Mr. Forrest is compensated at a rate of approximately $33,000 annually. The Company reimburses all of the directors for their out-of-pocket expenses in connection with performing their duties as directors of the Company. In addition, each non-employee director is granted options under the Directors' Stock Option Plan to purchase shares of common stock. In November 1997, Mr. Rynearson and a former director, David Irwin, each received a grant under this plan of 8,500 immediately vested options at an exercise price of $6.06 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the combination, the Compensation Committee of the Company's Board of Directors consisted of Mr. Sam Smith, who was appointed as Interim Chief Executive Officer of the Company on June 30, 1997, and Mr. David Irwin, until his resignation from his position as a director in February 1998. Although the Company paid consultancy fees to Mr. Smith for his role as Interim Chief Executive Officer, he was not at any time during the fiscal year ended June 30, 1998, an employee of the Company. Upon completion of the combination between Mizar and LSI, Mr. Forrest, Mr. Smith, and Mr. Rynearson were appointed as members of the Compensation Committee. Messrs. Forrest, Rynearson and Irwin were not at any time during the fiscal year ended June 30, 1998, officers or employees of the Company. During fiscal 1998, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

EMPLOYMENT AGREEMENTS

     Certain officers of the Company, including Mr. Yates, have entered into employment contracts with the Company. These agreements define, among other items, the terms of employment, remuneration, and notice periods for termination.

     David Irwin, former President and CEO of the Company, who resigned in June 1997, had an employment agreement that provided for one year of compensation for termination under certain circumstances. The Company accrued approximately $250,000 in the fiscal year ended 1997, related to Mr. Irwin's resignation from the aforementioned positions. Mr. Irwin served as a director of the Company until his resignation from that position in February 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as to the beneficial ownership of the Company's common stock as of September 23, 1998 by (i) each person who is known to beneficially own more than 5% of each such class, (ii) each director of the Company, (iii) certain named executive officers and (iv) all officers and directors as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                                                                      SHARES BENEFICIALLY OWNED (1)
                                                                                      -----------------------------
NAME                                                                                     NUMBER             PERCENT
----                                                                                     ------             -------
DIRECTORS AND EXECUTIVE OFFICERS:
Simon Yates (2)                                                                       2,561,402               19.6%
Rob N. Shaddock (3)                                                                     693,366                5.3
John L. Rynearson (4)                                                                   418,500                3.2
Kevin Parslow (5)                                                                       446,565                3.4
Sam K. Smith (6)                                                                         66,500                  *
Julian S. Jenkins                                                                        62,740                  *
Joseph E. Andrulis                                                                       31,250                  *
Charles D. Brockenbush                                                                   27,250                  *
John R. Forrest (7)                                                                      18,926                  *
M. Keith Burgess                                                                         13,430                  *
Andy N. MacCaig                                                                             --                   *
All directors and officers as a group (11 individuals)                                4,339,929               31.7

MORE THAN 5% STOCKHOLDERS:
Boston Holdings Limited (2)                                                           1,903,616               14.6
Dr. G. M. Duck (8)                                                                    1,746,811               13.4
David J. Quarmby (9)                                                                  1,519,126               11.7
Heartland Advisors, Inc. (10)                                                         1,432,200               11.0
David H. Irwin (11)                                                                     769,386                5.9

*    Less than one percent.
(1) Includes shares issuable upon exercise of stock options which will be vested prior to November 22, 1998.
(2) The shares for which Boston Holdings Limited is listed as the beneficial owner are held under a voting trust agreement, pursuant to which Mr. Yates is the trustee. The 1,903,616 shares are included in the total shares owned by Mr. Yates. Mr. Yates disclaims beneficial ownership of such shares. The address of Boston Holdings Limited is 39 Victoria Street, London SW1H OED, England.
(3) Includes 84,601 shares owned by his spouse, Shelley M. Shaddock and 98,038 shares held in trust for the benefit of Mr. Shaddock. Mr. Parslow is one of the two trustees of this trust. Also includes 52,520 shares held as one of the two trustees of a trust for the benefit of Mr. Parslow.
(4)  Mr. Rynearson's address is 6221 E. Pershing Avenue, Scottsdale, Arizona
     85254.
(5) Includes 52,520 shares held in trust for the benefit of Mr. Parslow. Mr. Shaddock is one of the two trustees of this trust. Also includes 98,038 shares held as one of the two trustees of a trust for the benefit of Mr. Shaddock.
(6)  Mr. Smith's address is 6811 Midcrest, Dallas, Texas, 75240.
(7) Mr. Forrest's address is The Old Town House, Balmer Lawn Road, Brokenhurst, Hampshire SO42 7TS, England.
(8) The address of Dr. Duck is St. Anne's House, St. Anne's Lane, Sutton Bonington, Loughborough, Leicestershire LE12 5NJ, England. Includes 83,465 shares held by Dr. Duck as trustee for the G. M. Duck Children's Settlement Trust and 101,445 shares beneficially owned by his spouse, E. A. Duck.
(9) The address of Mr. Quarmby is 16 Mayfield Terrace, Edinburgh EH9 1SA, Scotland. Includes 123,021 shares beneficially owned by his spouse, Rhoda Mary Quarmby, of which 94,632 shares are held as trustee for the Quarmby Family Settlement Account.
(10) Based on information contained in Schedule 13G dated as of June 10, 1998. The shares of common stock indicated are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(11) Includes 78,000 shares owned by trusts for the benefit of Mr. Irwin's children. Mr. Irwin disclaims beneficial ownership of such shares. Mr. Irwin's address is 18815 Heathcote Drive, Deephaven, Minnesota 55391.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Board of Directors of the Company authorized a Stock Repurchase Plan in May 1997. On August 18, 1997 the Company repurchased 70,500 shares from Mr. Marshall at $4.125 per share for a total consideration of approximately $290,800.

  See also Item 11 - "Employment Agreements" for a description of employment agreements the Company has entered into with certain of its executive officers.


                                    PART IV


Item 14 of the registrant's Form 10-K previously filed on September 28, 1998 is hereby amended as follows:

Index to Consolidated Financial Statements (page F-1):
"Report of Independent Accountants", page F-23, has been added.

Report of Independent Public Accountants (page F-2):
The next to the last sentence in the first paragraph of this report is restated as follows. The changes are underlined.

     These consolidated financial statements and Supplemental Schedule II are
                                             ----------------------------
the responsibility of the Company's management.

Consolidated Balance Sheets (page F-3):
The following items have been restated as shown below:

                                        As Restated      As Reported
                                        -----------      -----------
     Current assets:
          Deferred tax asset                $   903          $ 1,101
          Total current assets               15,603           15,801

     Deferred tax asset noncurrent              478              280

3.   Inventories (page F-12):

The following amounts for fiscal 1997 have been restated as shown below (in thousands):

                                        As Restated      As Reported
                                        -----------      -----------
Raw Materials                               $ 2,463          $ 2,047
Work-in-process                               1,828            1,729
Finished goods                                1,379              826
Reserves                                     (1,068)              --
                                            -------          -------
Inventories, net                            $ 4,602          $ 4,602
                                            =======          =======

8.   Income Per Share (page F-14):

The first sentence in the third paragraph of this note is restated as follows. The changes are underlined.

     Dilutive securities equivalent to 990,000 and 1,199,000 shares of common
                                       -------     ---------
stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the Company incurred net losses attributable to common shareholders.

13.  Employee Benefit Plans (page F-16):

The fourth sentence of the second paragraph under the caption "Stock Option Plan" has been amended, and the changes underlined, as follows:

     The Company's proforma net (loss) income applicable to common stock for
                                              --------------------------
fiscal 1998, 1997 and 1996 would have been $(11,704,000), $(1,961,000) and
                                                          ------------
$3,557,000, respectively, resulting in diluted earnings (loss) per share of $(0.92), $(0.19) and $0.29, respectively.

14.  Income Taxes: (pages F-18 through F-19):

The first sentence of the first paragraph of this note is restated, and changes underlined, as follows:

     At fiscal year-end 1998, Blue Wave had federal and foreign net operating
                                            -------------------
loss (NOL) carryforwards of approximately $8,300,000 and $2,000,000,
                                                         -----------
respectively, which begin to expire in 2002.
-------------

Portions of the table of the components of income tax provisions on page F-18 have been restated and the table is shown in its entirety below (in thousands):

                                               1998       1997       1996
                                               ----       ----       ----
CONTINUING OPERATIONS:
State-
Current                                        $  31      $  70      $   63
Deferred                                          --         --         108
Federal-
Current                                           --        557       1,033
Deferred                                        (797)      (182)       (123)
Foreign-
Current                                          224         --          --
Deferred                                         (96)        --          --
Increase (decrease) in valuation allowance       893        (48)       (790)
                                               -----      -----      ------
Provision for income taxes                       255        397         291
DISCONTINUED OPERATIONS - Foreign current        (62)      (560)       (661)
                                               -----      -----      ------
                                               $ 193      $(163)     $ (370)
                                               =====      =====      ======

The following is added to Note 14 below the above table:

     The U. S. and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                                                      1998     1997   1996
                                                      ----     ----   ----
          U. S.                                     $(5,646)   $211  $2,767
          Foreign                                    (3,904)    478   2,488
                                                    -------    ----  ------
          Income (loss) from continuing operations  $(9,550)   $689  $5,255
                                                    =======    ====  ======

     The table of the net deferred tax assets (liabilities) on page F-19 has been restated and is shown in its entirety below (in thousands):

                                           1998       Change     1997
                                           ----       ------     ----
DEFERRED TAX ASSET:
Current-
  Merger related reserves                  $   291    $  291     $    --
  Accruals/reserves                            408       112         296
  UCC adjustments                               --        (7)          7
  Other                                        204      (132)        336

Noncurrent-
  Accruals/reserves                             --       (74)         74
  Depreciation                                  71        21          50
  Disqualifying dispositions                    --      (263)        263
  Net operating losses                       3,505     1,151       2,354
  Other                                         --       (26)         26
                                           -------    ------     -------
                                             4,479     1,073       3,406
Valuation allowance                         (3,098)     (893)     (2,205)
                                           -------    ------     -------
                                           $ 1,381    $  180     $ 1,201
                                           -------    ------     -------
DEFERRED TAX LIABILITY:
Current-
  Current deferred gain                         --        58         (58)
Noncurrent-
  Noncurrent depreciation                     (870)     (238)       (632)
                                           -------    ------     -------
                                           $  (870)   $ (180)    $  (690)
                                           -------    ------     -------
Net deferred tax asset                     $   511    $   --     $   511
                                           =======    ======     =======

16.  Quarterly Financial Information (page F-21):
The amounts for gross margin, net income (loss) applicable to common stock, and diluted net income (loss) per share for the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997, have been restated. The entire fiscal 1997 information, including the aforementioned revisions, is shown in its entirety below (in thousands, except net income (loss) per share):

                                                                           Three months Ended
                                                     September 30,    December 31,      March 31,        June 30,
                                                          1996            1996             1997            1997
                                                          ----            ----             ----            ----
Net sales                                                 $8,374          $8,742           $ 8,145         $9,973
Gross margin                                               4,537           4,706             4,400          5,863
Income (loss) from continuing operations before
   Provision (benefit) for income taxes                      566             764              (709)           927
Net income (loss) applicable to common stock                 393               9            (1,253)           188
Diluted net income (loss) per share                       $  .03          $   --           $ (0.12)        $ 0.02


Schedule II, Valuation and Qualifying Accounts (page F-22):
The allowances for excess and obsolete inventory have been revised as shown below (in thousands):

             Balance at       Charged to Costs              Balance at End of
         Beginning of Period    and Expenses    Deductions       Period
         -------------------    ------------    ----------       ------
1996                  $  259            $  413       $(158)            $  514
1997                     514             1,007        (453)             1,068
1998                   1,068             1,092        (546)             1,614

     The following footnote is added in its entirety to describe the $(6,086) deduction in 1998 in the merger and realignment expenses:

           Includes a $2,700,000 non-cash charge related to variable stock options of LSI, other non-cash charges of $1,600,000 and cash payments of $2,700,000 made in fiscal year 1998.

Report of Independent Accountants has been added as shown below
(page F-23):


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Loughborough Sound Images Limited

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Loughborough Sound Images Limited and its subsidiaries at September 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements (not presented separately herein) are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Loughborough Sound Images Limited and its subsidiaries for any period subsequent to September 30, 1997.



PRICEWATERHOUSECOOPERS

Leicester, England
December 9, 1997

The Exhibit Index is amended for the following items:

Exhibit 23, Consent of Arthur Andersen, LLP is amended to be Exhibit 23.1.
Exhibit 23.2, Consent of PricewaterhouseCoopers is added to the Exhibit Index and is filed herewith.

Consent of Independent Public Accountants, Exhibit 23:

The number of this exhibit has been changed from 23 to 23.1.

The date of this exhibit has been changed to October 28, 1998.

Consent of Independent Accountants, Exhibit 23.2:

Exhibit 23.2 is added in its entirety.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1998.



                                 Blue Wave Systems Inc.


                                 By: /s/ Charles D. Brockenbush
                                    --------------------------------------------
                                    Charles D. Brockenbush, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)