Form 10-Q
period 1998-09-30
BLUE WAVE SYSTEMS INC
filed 1998-11-17
CIK 949587

                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D. C.  20549

                             --------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998          Commission File Number 0-26858


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
                  Yes      X                 No
                     --------------            -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
                Class                               November 6,1998

Common Stock, par value $0.01 per share               13,014,038

                            BLUE WAVE SYSTEMS INC.

                                   Form 10-Q
                   For the Quarter Ended September 30, 1998

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL  INFORMATION

Item 1.     Consolidated Financial Statements

            Balance Sheets
            September 30, 1998 and June 30, 1998                           3

            Statements of Operations
            for the three months ended September 30, 1998 and 1997         4

            Statements of Cash Flows
            for the three months ended September 30, 1998 and 1997         5

            Notes to Interim Consolidated Financial Statements            6-10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11-12

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              13


SIGNATURE                                                                 14

                            BLUE WAVE SYSTEMS INC.

                                BALANCE SHEETS
                  (in thousands, except par value per share)

                                                                                                 September 30,   June 30,
                                                                                                      1998         1998
                                                                                                 --------------  ---------
                                                                                                  (unaudited)
                                ASSETS
                                ------
Current assets:
    Cash and cash equivalents                                                                         $  2,730   $  1,060
    Restricted cash                                                                                        850        835
    Marketable securities, at fair value                                                                 1,093      3,062
    Accounts receivable, net of allowances of $229 and $336, respectively                                5,757      4,975
    Inventories, net                                                                                     3,704      4,156
    Prepaid expenses and other                                                                             622        612
    Deferred tax asset                                                                                     903        903
                                                                                                      --------   --------
                         Total current assets                                                           15,659     15,603
                                                                                                      --------   --------

Plant and equipment:
     Machinery and equipment                                                                             7,310      7,320
     Furniture and fixtures                                                                              3,027      2,876
                                                                                                      --------   --------
                                                                                                        10,337     10,196
     Less accumulated depreciation                                                                      (6,183)    (5,838)
                                                                                                      --------   --------
                         Plant and equipment, net                                                        4,154      4,358
                                                                                                      --------   --------

Deferred tax asset-noncurrent                                                                              484        478

Other assets                                                                                               103        105
                                                                                                      --------   --------
                         Total assets                                                                 $ 20,400   $ 20,544
                                                                                                      ========   ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable                                                                                 $  2,970   $  2,402
     Accrued compensation                                                                                  488        706
     Other current liabilities                                                                           3,545      3,991
     Line of credit                                                                                      2,884      2,302
     Current maturities of debt and capital lease obligations                                                -          -
                                                                                                      --------   --------
                         Total current liabilities                                                       9,887      9,401
                                                                                                      --------   --------

Deferred income taxes                                                                                      885        870
Long-term debt and capital lease obligations, net of current maturities                                    857        835
                                                                                                      --------   --------
                         Total liabilities                                                              11,629     11,106
                                                                                                      --------   --------


Stockholders' equity:
      Preference stock, $.01 par value; 1,000 shares authorized; no shares
             issued and outstanding at September 30 and June 30, 1998                                        -          -
      Common stock, $.01 par value; 50,000 shares authorized; 13,537 shares issued;
            12,791 shares outstanding at September 30 and June 30, 1998                                    135        135
      Additional paid-in capital                                                                        22,973     22,973
      Net unrealized gain on marketable securities                                                           2          -
      Retained earnings                                                                                (12,985)   (12,208)
      Cumulative translation adjustment                                                                     47        (61)
                                                                                                      --------   --------
                                                                                                        10,172     10,839
                                                                                                      --------   --------
     Less -- treasury stock, at cost                                                                    (1,401)    (1,401)
                                                                                                      --------   --------
                         Total stockholders' equity                                                      8,771      9,438
                                                                                                      --------   --------
                         Total liabilities and stockholders' equity                                   $ 20,400   $ 20,544
                                                                                                      ========   ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            BLUE WAVE SYSTEMS INC.

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                        1998           1997
                                                                                      -------         -------
                                                                                                      (restated)
Net sales                                                                             $ 6,806           $10,286
Cost of sales                                                                           3,227             4,282
                                                                                      -------           -------
                    Gross margin                                                        3,579             6,004
Operating expenses:
     Product development and engineering                                                1,455             1,832
     Sales and marketing                                                                2,059             1,980
     General and administrative                                                           825             1,163
                                                                                      -------           -------
                    Total operating expenses                                            4,339             4,975
                                                                                      -------           -------

Operating income (loss)                                                                  (760)            1,029
                                                                                      -------           -------
Other income (expense):
     Interest income                                                                       46               148
     Interest expense                                                                     (60)               13
     Other income                                                                          20                19
                                                                                      -------           -------
                    Total other income                                                      6               180
                                                                                      -------           -------
Income (loss) from continuing operations before
                   provision for income taxes                                            (754)            1,209
Provision for income taxes                                                                 23               193
                                                                                      -------           -------
Income (loss) from continuing operations                                                 (777)            1,016
Loss from discontinued operations, net of tax
                   benefit of $0 and $62, respectively                                      -              (137)
                                                                                      -------           -------
Net income (loss)                                                                        (777)              879
                                                                                      -------           -------
Preference share dividends, accretion and amortization
                  of issuance costs of preference shares                                    -              (437)
                                                                                      -------           -------
Net income (loss) applicable to common stock                                          $ (777)           $   442
                                                                                      =======           =======
Basic net income (loss) per share:
        Continuing operations                                                         $(0.06)           $  0.05
        Discontinued operations                                                             -             (0.01)
                                                                                      =======           =======
                                                                                      $(0.06)           $  0.04
                                                                                      =======           =======
Diluted net income (loss) per share:
        Continuing operations                                                         $(0.06)           $  0.04
        Discontinued operations                                                             -             (0.01)
                                                                                      =======           =======
                                                                                      $(0.06)           $  0.03
                                                                                      =======           =======
Weighted average common shares outstanding:
      Basic                                                                            13,014            10,366
                                                                                      =======           =======
      Diluted                                                                          13,014            12,719
                                                                                      =======           =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            BLUE WAVE SYSTEMS INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                        1998                  1997
                                                                                      --------             ---------
                                                                                                           (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ (777)                $  879
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities -
           Depreciation                                                                  354                    274
     Changes in assets and liabilities -
           Accounts receivable, net                                                     (782)                  (484)
           Inventories, net                                                              452                   (769)
           Prepaid expenses and other                                                     (8)                  (581)
           Accounts payable and accrued liabilities                                      (68)                   685
                                                                                      ------                 ------
                         Net cash provided (used) by operating activities               (829)                     4
                                                                                      ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery, equipment, furniture and fixtures                    (145)                  (196)
           Proceeds from dispositions of fixed assets held for sale                       35                      -
           Purchases of marketable securities                                              -                      -
           Proceeds from maturities of marketable securities                           1,970                    684
                                                                                      ------                 ------
                         Net cash provided by investing activities                     1,860                    488
                                                                                      ------                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Exercise of stock warrants and options                                          -                    361
           Purchase of treasury stock                                                      -                   (573)
           Proceeds from debt borrowings                                                 582                      -
           Net payments on capital lease obligations                                       -                   (139)
                                                                                      ------                 ------
                         Net cash provided (used) by financing activities                582                   (351)
                                                                                      ------                 ------

           Effect of translation rates on cash                                            57                    148
           Net decrease in cash attributable to overlapping period                         -                   (562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,670                   (273)
CASH AND CASH EQUIVALENTS, beginning of period                                         1,060                  2,406
                                                                                      ------                 ------
CASH AND CASH EQUIVALENTS, end of period                                              $2,730                 $2,133
                                                                                      ======                 ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
          Cash paid for income taxes                                                  $    -                 $  584
          Cash paid for interest                                                          57                     20

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            BLUE WAVE SYSTEMS INC.

              Notes to Interim Consolidated Financial Statements


1.  Basis of Presentation

    While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998, as included in the Form 10-K, as amended, previously filed. The interim results of operations for the period ended September 30, 1998, are not necessarily indicative of results to be expected for the year ending June 30, 1999.

    The accompanying consolidated financial statements for periods presented for fiscal year 1998 have been prepared to give retroactive effect to the combination with Loughborough Sound Images Limited ("Sub") on April 27, 1998, which has been accounted for as a pooling of interests. The accompanying restated consolidated statements of operations and cash flows for the three months ended September 30, 1997, combine Blue Wave's historical statements of operations and cash flows with the corresponding Sub historical statements of operations and cash flows for the same time period.

    The table below presents a reconciliation of revenues and net income for the three months ended September 30, 1997, as reported in the consolidated statements of operations with those previously reported by the Company. The references to Blue Wave in this table are to the Company's historical operating results prior to the acquisition of Sub (in thousands):

                                                      Three months ended
                                                      September 30, 1997
                                                      ------------------
REVENUES:
Blue Wave                                                  $ 3,203
Sub                                                          7,083
                                                           -------
                Total consolidated revenue                 $10,286
                                                           =======

NET INCOME:
Blue Wave                                                  $   315
Sub                                                            127
                                                           -------
                Total consolidated net income              $   442
                                                           =======

    Included in the net income of Sub for the three months ended September 30, 1997, was a loss from discontinued operations of $137,000, which was net of an income tax benefit of $62,000.


2.  Marketable Securities

    The Company has determined that all of its marketable securities should be classified as available for sale and reflected in the accompanying balance sheet at their respective market values. The Company's results of operations include earnings from such securities as calculated on a yield-to-maturity basis. Unrealized gains and losses from the changes in fair value are excluded from income and are reported as an adjustment to stockholders' equity, net of the deferred tax effect. The Company's marketable securities consist of direct and implied obligations of the U. S. Government and investment grade corporate debt securities.

    The Company does not invest in or use derivative financial instruments other than currency hedging transactions. The Company did not enter into any hedging transactions during the periods presented.

                            BLUE WAVE SYSTEMS INC.

              Notes to Interim Consolidated Financial Statements


3.  Inventories

    Inventories at September 30 and June 30, 1998, consisted of the following (in thousands):

                                    September 30, 1998        June 30, 1998
                                    ------------------        -------------
Raw materials                                  $ 1,876              $ 1,908
Work-in-process                                  1,787                1,969
Finished goods                                   1,758                1,893
Reserves                                        (1,717)              (1,614)
                                               -------              -------
Inventories, net                               $ 3,704              $ 4,156
                                               =======              =======


4.  Debt

    Line of Credit

    The Company makes short-term borrowings under a credit facility made available by a commercial bank in the United Kingdom. At September 30, 1998, the Company had $2,884,000 outstanding, and had approximately $3,000,000 in aggregate availability under such credit facility. The credit facility bears interest at the bank's reference rate, plus 1.75% (7.50% at September 30, 1998) and is due on demand. The credit facility agreement contains warranties and covenants. At September 30, 1998, the Company was in breach of one of the covenants, however the Company and the bank are substantially complete negotiating to extend the credit facility under terms agreeable to both parties. Management believes that the parties will reach mutually agreeable terms, and thus the breach of this covenant will have no significant impact on the company.

    Long-term Debt

    Long-term debt consists primarily of a note payable to a commercial bank with interest at the bank's base rate plus 1.50% (7.50% at September 30, 1998). The note is payable in 2002, and is secured by escrow of cash in the same amount as the note. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

5.  Income Taxes

    At fiscal year-end 1998, Blue Wave had federal and foreign net operating loss (NOL) carryforwards of approximately $8,300,000 and $2,000,000, respectively, which begin to expire in 2002. Research and development tax credit carryforwards of approximately $41,000 at fiscal year end 1998, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred with the initial public offering of Blue Wave in 1995. As a result, Blue Wave was subject to a $2,300,000 annual net operating loss utilization limitation. A change in ownership pursuant to Section 382 also occurred with the combination. As a result, Blue Wave will be subject to a $1,373,000 annual net federal operating loss utilization limitation.

    Blue Wave had net deferred tax assets of $511,000 at fiscal year end 1998 and September 30, 1998, which is reflected in the accompanying balance sheets. These deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS No. 109, "Accounting for Income Taxes," the Company has recorded a valuation allowance against a portion of its total NOL. Blue Wave believes it is more likely than not that it will be able to realize the benefit of this net deferred tax asset. Among the factors the Company considers when making this evaluation are the (1) potential changes in operations which management believes will expand its product capabilities and customer base, (2) cost reduction or synergies to be gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon new DSP microprocessors, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, (6) and projections of sufficient taxable US income to fully realize the net realized deferred tax asset by the end of calendar year 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

                            BLUE WAVE SYSTEMS INC.

              Notes to Interim Consolidated Financial Statements


6.  Income Per Share

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. The Statement establishes standards for computing and reporting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, as defined in APB Opinion No. 15. The net income per share information for the three months ended September 30, 1997, has been restated to reflect the new standard.

    Basic and diluted net loss per share for the three months ended September 30, 1998, was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Other dilutive securities outstanding during this period were anti-dilutive to the net loss per share, and were not used to calculate diluted loss per share. Basic net income per share for the three months ended September 30, 1997, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted, on a historical basis, for the exchange ratio applied in the combination. Diluted net income per share for the three months ended September 30, 1997, was computed by dividing net income by the weighted average number of shares of common stock, as adjusted for the exchange ratio used in the combination, and other potentially dilutive securities outstanding during the period. Dilutive securities included in diluted net income per share are stock options calculated under the treasury stock method using the prevailing average market price for the period presented. Options for 106,250 underlying shares were not included in calculating diluted net income per share for the three months ended September 30, 1997, because these options would have been anti-dilutive. Shares used in basic and diluted net income (loss) per share calculations are presented below (in thousands):

                                                             Three Months Ended
                                                               September 30,
                                                               1998      1997
Basic:                                                         ----      ----
------
Weighted average common stock outstanding
   during the period                                          13,014    10,366
                                                              ======    ======

Diluted:
--------
Weighted average common stock outstanding
   during the period                                          13,014    10,366
Other dilutive securities of stock option/warrant programs       N/A     2,353
                                                              ------    ------
Shares used in net income (loss) per share calculation        13,014    12,719
                                                              ======    ======

    Dilutive securities equivalent to approximately 807,000 shares of common stock were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted EPS because the Company incurred a net loss. The inclusion of these options would have been anti-dilutive to diluted EPS. Stock options scheduled to expire within the five years following September 30, 1998, aggregate 608,201 underlying shares, exercisable for a total of $226,460, and begin to expire in 2002. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in
Note 13 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 1998.


7.  Comprehensive Income

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net
income and all other non-owner changes in equity.   The Company currently has
two types of non-owner changes in equity, excluding net income, including foreign currency translation gains and losses and unrealized gains and losses on investments. The computation of comprehensive income for the three months ended September 30, 1998 and 1997 follows (in thousands):

                            BLUE WAVE SYSTEMS INC.

              Notes to Interim Consolidated Financial Statements


                                                         Three Months Ended
                                                            September 30,
                                                          1998         1997
                                                          -----        -----
Net income (loss)                                         $(777)       $ 442
Foreign currency translation adjustment                     108           --
Net unrealized gain on marketable securities                  2           11
                                                          -----        -----
Total comprehensive income (loss)                         $(667)       $ 453
                                                          =====        =====


8.  Recently Issued Accounting Pronouncements

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal 1999. See Note 6 for the Company's disclosure of this pronouncement.

    The Company has adopted SFAS No. 131, Disclosure about Segments of An Enterprise and Related Information, in fiscal 1999. This pronouncement changes requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments.
SFAS No. 131 requires companies to select segments based on their internal reporting system. The adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997, however application is not required for interim periods in the initial year of its application. The Company is currently evaluating the impact that the adoption of SFAS 131 will have on the Company's financial statement disclosures.

    The Company has adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, in fiscal 1999. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The adoption of SFAS No. 132 is required for fiscal years beginning after December 15, 1997. The Company currently does not have any pension or postretirement benefit plans.

    The Financial Accounting Standards Board has issued SFAS No. 133,
Accounting for Derivative and Similar Financial Instruments For Hedging Activities. This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for all quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not invested in derivatives nor hedged any significant risks with the use of derivative financial instruments.

    The Financial Accounting Standards Board has issued SFAS No. 134,
Accounting for Mortgaged-Backed Securities Retained After the Securitization of Mortage Loans Held for sale by a Mortgage Banking Enterprise. The Company is not a mortgage banking enterprise, thus this statement will not impact the Company's financial condition or results of operations.


9.  Stockholders' Equity

Common Stock

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

                            BLUE WAVE SYSTEMS INC.

              Notes to Interim Consolidated Financial Statements


Preferred Stock

    On April 10, 1997, Sub entered into an agreement with Boston Holdings Limited ("BHL"), a subsidiary of BancBoston Capital Limited, to sell to BHL at a subscription price of (Pounds)5,500,000 (approximately $8,914,000), 5,500,000 preference shares, one "B" ordinary share, and warrants to acquire an additional 20,115 "B" ordinary shares. Under the terms of Sub's Articles of Association, any proceeds resulting from the exercises of the warrants was to be used to redeem the preference shares. Contemporaneously with the combination, this warrant was exercised for (Pounds)3,318,975 (or approximately $5,571,000) and was converted into 1,903,522 common shares of Blue Wave Systems.

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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

    For the three months ended September 30, 1998, the Company reported net sales of $6,806,000, as compared to $10,286,000 in the same period of the prior year. This decline is attributed to a technology transition that has significantly impacted industry purchasing patterns, especially for development systems. Recently introduced next generation DSPs, including the C6000 family of DSPs offered by Texas Instruments ("TI"), represent a 10x improvement in performance over existing DSPs. DSPs comprise a key portion of the technology content of the Company's products and the majority of the Company's DSP-based revenues are derived from products that incorporate TI DSPs. Market interest in recently introduced products that utilize next generation DSPs has been at the expense of the Company's existing products that incorporate readily available DSPs. The Company believes that its newer C6000-based products will be able to serve a much larger market as new emerging applications utilize high-performance DSP-based subsystems and, leverage the Company's signal processing design expertise. When TI introduced their C4x family of DSPs in 1992, the Company experienced a similar revenue trend for existing products followed by a significant increase in revenue as the C4x family of DSPs were available in plentiful supply. A significant portion of the Company's sales are to prime contractors for the federal government and are used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government is to emphasize the purchase of commercial off-the-shelf (COTS) products versus proprietary designs dedicated to a specific application and expects this trend will have a positive impact on revenues in the future. More recently, the Company has also experienced a significant increase in bookings for "ruggedized" DSP-based products that are designed for harsh environments. The time lag between order booking and revenue recognition associated with "ruggedized" products can be much longer due to engineering effort, component ordering and manufacturing lead-times. Previously, a large portion of the Company's DSP business was modest orders for relatively standard products which were used to prove a concept or deploy a small number of prototypes or systems. Customer orders for "ruggedized" products typically are quite large and result in a high degree of variability in bookings during any given three month measurement period. The customer order backlog was $12,247,000 at September 30, 1998, as compared to $11,924,000 at September 30, 1997. The backlog amount has grown to its current level, in large part, due to programs that have progressed to a production stage and utilize currently widely available DSPs.

    Gross margin percent for the three months ended September 30, 1998, was 53%, as compared to 58% for the same period in the prior year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix and provisions for manufacturing scrap and obsolescence.

    During the three months ended September 30, 1998, operating expenses were $4,339,000, or 64% of net sales, as compared to $4,975,000, during the same period in the prior year. The implementation of the Company's post-merger cost reduction plan has reduced the Company's operating expense base. These savings have been generated by merger synergies, and actions to eliminate duplicate functions, facilities and activities.

    Interest income for the three months ended September 30, 1998, was $46,000, as compared to $148,000 for the same period in the prior year. The decrease is due primarily to the payment of merger related costs and the redemption of the preference shares which resulted in a lower available balance for investing.

    The Company reported a net loss of $777,000 for the three months ended September 30, 1998, as compared to net income of $442,000 during the same period in the prior year. The decrease in net income for the three months ended September 30, 1998, as compared to the same period in the prior year, is primarily due to the decrease in net sales as discussed above.


Liquidity and Capital Resources

    The Company's total cash, cash equivalents and purchased marketable securities were $4,673,000 at September 30, 1998, as compared to $4,957,000 at June 30, 1998. Net working capital at September 30, 1998, was $5,772,000, as compared to $6,202,000 at June 30, 1998, a decrease of $430,000. The decrease is mainly attributable to the payment of merger related costs. Accounts receivable at September 30, 1998, increased over the June 30, 1998 balance primarily due to the timing of shipments during the quarter.

    Expenditures for capital equipment were $145,000 for the three months ended September 30, 1998, as compared to

$196,000,000 in the prior year.

    During 1997, the Company announced plans to repurchase up to $2,000,000 worth of its common stock outstanding. Through September 30, 1997, a total of 281,900 shares had been repurchased at a total cost of $1,081,000. In the second quarter of fiscal 1998, the Board of Directors canceled the stock repurchase plan.

    The Company makes short-term borrowings under a credit facility made available by a commercial bank in the United Kingdom. At September 30, 1998, the Company had $2,884,000 outstanding, and had approximately $3,000,000 in aggregate availability under such credit facility. The credit facility bears interest at the bank's reference rate, plus 1.75% (7.50% at September 30, 1998) and is due on demand. The credit facility agreement contains warranties and covenants. At September 30, 1998, the Company was in breach of one of the covenants, however the Company and the bank are substantially complete negotiating to extend the credit facility under terms agreeable to both parties. Management believes that the parties will reach mutually agreeable terms, and thus the breach of this covenant will have no significant impact on the company.

    In connection with the establishment of an employee stock ownership plan ("ESOP"), the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated financial statements. The guarantee is reflected as long-term debt in the accompanying consolidated financial statements. This debt consists of a note payable to a commercial bank with interest at the bank's base rate plus 1.50% (7.50% at September 30, 1998). The note is payable in 2002. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

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

    The Company has completed a detailed assessment of its internal systems and will have to replace portions of software used internally so that its computer systems will function properly with respect to dates beginning in 2000, and thereafter. Year 2000 compliance questionnaires are being sent to key suppliers and a monitoring process has been established to ensure the suppliers respond and comply with the requirements. key customers will be questioned about their Year 2000 plans to ensure that our products remain compatible with the customer's requirements. Compliance testing of all areas covered by the Company's Y2K Plan are scheduled for completion by, and any required corrective action plans are scheduled to be established by, December 31, 1998. Any required corrective actions are scheduled for completion by June 1, 1999, and will be tested to insure they are Year 2000 compliant. The total Year 2000 project cost is not expected to be material in relation to the Company's financial position or results operations.

    Although the Company believes that its Y2K Plan will adequately address the potential impact caused by the Year 2000 problem, there can be no assurance that the Company's Y2K Plan will be sufficiently comprehensive or that it will be completed on a timely basis. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be Y2K compliant, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. If a key supplier of the Company fails to be Y2K compliant, the Company could suffer a material loss of business or incur significant additional expenses. The Company has developed the framework for contingency plans in the event it or third parties are unable to complete system modification to address the Year 2000 issue.

    Certain matters contained or incorporated by reference in this Form 10-Q, as well as statements which are based on expectations of the Company, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These matters and statements involve a number of risks and uncertainties including, but not limited to, technological change, quarterly fluctuations, integration of Mizar and Loughborough Sound Images, dependence on the defense industry, dependence upon key suppliers and employees, competition, and Year 2000 compliance. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to 1) cancellation and,
2) revision to delivery schedules.

                            BLUE WAVE SYSTEMS INC.

                        Part II.     Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     11(a) Computation of Per Share Income for the three months ended September 30, 1998 and 1997.

     27    Financial Data Schedule (filed electronically only).

(b)  Reports on Form 8-K

     None.

                            BLUE WAVE SYSTEMS INC.


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Blue Wave Systems Inc.


Date: November 13, 1998          By  /s/  Charles D. Brockenbush
     ----------------------         ------------------------------------
                                    Charles D. Brockenbush
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.              DESCRIPTION
-------    -----------------------------
11 (a) Computation of Per Share Income for the three months ended September 30, 1998 and 1997.

27         Financial Data Schedule (filed electronically only).