Form 10-Q
period 1998-12-31
BLUE WAVE SYSTEMS INC
filed 1999-02-16
CIK 949587

                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D. C.  20549
                                     ----


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1998          Commission File Number  0-26858


                            BLUE WAVE SYSTEMS INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                               41-1425902
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



       2410 Luna Road                                             75006
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
                      Yes  X                     No
                         -----                     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
              Class                               February 12,1999
              -----                               ----------------

Common Stock, par value $0.01 per share              13,141,980

                            Blue Wave Systems Inc.

                                   Form 10-Q
                    For the Quarter Ended December 31, 1998

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL  INFORMATION

Item 1.     Consolidated Financial Statements

            Balance Sheets
            December 31, 1998 and June 30, 1998                            3

            Statements of Operations for the three
            and the six months ended December 31, 1998 and 1997            4

            Statements of Cash Flows
            for the six months ended December 31, 1998 and 1997            5

            Notes to Interim Consolidated Financial Statements           6-10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11-15

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders           16

Item 6.     Exhibits and Reports on Form 8-K                              16

SIGNATURE                                                                 17

                             Blue Wave Systems Inc

                                Balance Sheets
                  (in thousands, except par value per share)

                                                                                                 December 31,     June 30,
                                                                                                     1998           1998
                                                                                                 -----------    -----------
                                                                                                 (unaudited)
                                               ASSETS
                                               ------
Current assets:
    Cash and cash equivalents                                                                    $     1,717    $     1,060
    Restricted cash                                                                                      831            835
    Marketable securities, at fair value                                                                 224          3,062
    Accounts receivable, net of allowances of $214 and $336, respectively                              7,033          4,975
    Inventories, net                                                                                   3,760          4,156
    Prepaid expenses and other                                                                           480            612
    Deferred tax asset                                                                                   903            903
                                                                                                 -----------    -----------
                         Total current assets                                                         14,948         15,603
                                                                                                 -----------    -----------

Plant and equipment:
    Machinery and equipment                                                                            6,851          7,320
    Furniture and fixtures                                                                             3,437          2,876
                                                                                                 -----------    -----------
                                                                                                      10,288         10,196
    Less accumulated depreciation                                                                     (6,468)        (5,838)
                                                                                                 -----------    -----------
                         Plant and equipment, net                                                      3,820          4,358
                                                                                                 -----------    -----------

Deferred tax asset-noncurrent                                                                            477            478

Other assets                                                                                              94            105
                                                                                                 -----------    -----------
                         Total assets                                                            $    19,339    $    20,544
                                                                                                 ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current liabilities:
    Accounts payable                                                                             $     3,306    $     2,402
    Accrued compensation                                                                                 225            706
    Other current liabilities                                                                          2,548          3,625
    Line of credit                                                                                     2,527          2,302
                                                                                                 -----------    -----------
                         Total current liabilities                                                     8,606          9,035
                                                                                                 -----------    -----------

Deferred income taxes                                                                                    866            870
Noncurrent liabilities - other                                                                           270            366
Long-term debt                                                                                           837            835
                                                                                                 -----------    -----------
                         Total liabilities                                                            10,579         11,106
                                                                                                 -----------    -----------


Stockholders' equity:
    Preference stock, $.01 par value; 1,000 shares authorized; no shares
          issued and outstanding at December 31 and June 30, 1998                                        -              -
    Common stock, $.01 par value; 50,000 shares authorized; 13,560 and 13,537 shares issued; 12,815 and 12,791 shares outstanding, at December 31 and
          June 30, 1998, respectively                                                                    136            135
    Additional paid-in capital                                                                        23,023         22,973
    Net unrealized gain on marketable securities                                                         -              -
    Retained earnings                                                                                (12,949)       (12,208)
    Cumulative translation adjustment                                                                    (49)           (61)
                                                                                                 -----------    -----------
                                                                                                      10,161         10,839
                                                                                                 -----------    -----------
    Less -- treasury stock, at cost                                                                   (1,401)        (1,401)
                                                                                                 -----------    -----------
                         Total stockholders' equity                                                    8,760          9,438
                                                                                                 -----------    -----------
                         Total liabilities and stockholders' equity                              $    19,339   $     20,544
                                                                                                 ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                           Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

     Three Months Ended                                                                              Six Months Ended
        December 31,                                                                                    December 31,
     1998          1997                                                                              1998          1997
  ----------    ----------                                                                        ----------    ----------
  $    7,797    $    7,371            Net sales                                                   $   14,603    $   17,657
       3,501         3,479            Cost of sales                                                    6,728         7,761
  ----------    ----------                                                                        ----------    ----------
       4,296         3,892                        Gross margin                                         7,875         9,896

                                      Operating expenses:
       1,401         1,793              Product development and engineering                            2,856         3,625
       2,068         2,079              Sales and marketing                                            4,127         4,059
         760         1,104              General and administrative                                     1,585         2,267
  ----------    ----------                                                                        ----------    ----------
       4,229         4,976                        Total operating expenses                             8,568         9,951
  ----------    ----------                                                                        ----------    ----------

          67        (1,084)           Operating income (loss)                                           (693)          (55)
  ----------    ----------                                                                        ----------    ----------

                                      Other income (expense):
          22           144              Interest income                                                   68           292
         (62)          (43)             Interest expense                                                (122)          (30)
          21            51              Other income                                                      41            70
  ----------    ----------                                                                        ----------    ----------
         (19)          152                        Total other income (expense)                           (13)          332
  ----------    ----------                                                                        ----------    ----------

                                      Income (loss) from continuing operations before
          48          (932)                       provision (benefit) for income taxes                  (706)          277

          12          (234)           Provision (benefit) for income taxes                                35           (41)
  ----------    ----------                                                                        ----------    ----------
          36          (698)           Income (loss) from continuing operations                          (741)          318

                                      Loss from discontinued operations (first quarter of
         -             -                          fiscal 1998), net of tax benefit of $62                  -          (137)
  ----------    ----------                                                                        ----------    ----------
          36          (698)           Net income (loss)                                                 (741)          181
  ----------    ----------                                                                        ----------    ----------

                                      Preference share dividends, accretion and amortization
         -            (468)                       of issuance costs of preference shares                   -          (905)
  ----------    ----------                                                                        ----------    ----------
  $       36    $   (1,166)           Net income (loss) applicable to common stock                $     (741)   $     (724)
  ==========    ==========                                                                        ==========    ==========

                                      Basic net income (loss) per share:
  $     0.00    $    (0.11)               Continuing operations                                   $    (0.06)   $    (0.06)
        -             -                   Discontinued operations                                          -         (0.01)
  ----------    ----------                                                                        ----------    ----------
  $     0.00    $    (0.11)                                                                       $    (0.06)   $    (0.07)
  ==========    ==========                                                                        ==========    ==========

                                      Diluted net income (loss) per share:
  $     0.00    $    (0.11)               Continuing operations                                   $    (0.06)   $    (0.06)
        -             -                   Discontinued operations                                          -         (0.01)
  ----------    ----------                                                                        ----------    ----------
  $     0.00    $    (0.11)                                                                       $    (0.06)   $    (0.07)
  ==========    ==========                                                                        ==========    ==========


                                      Weighted average common shares outstanding:
      13,028        10,592                Basic                                                       13,021        10,479
  ==========    ==========                                                                        ==========    ==========
      13,669        10,592                Diluted                                                     13,021        10,479
  ==========    ==========                                                                        ==========    ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                           Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                                     1998          1997
                                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $     (741)   $      181
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities -
       Depreciation                                                                      716           627
  Changes in assets and liabilities -
       Accounts receivable, net                                                       (2,058)        2,289
       Inventories, net                                                                  396          (915)
       Prepaid expenses and other                                                        143          (955)
       Accounts payable and accrued liabilities                                         (602)       (1,466)
                                                                                  ----------    ----------
              Net cash used by operating activities                                   (2,146)         (239)
                                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of machinery, equipment, furniture and fixtures                        (364)         (493)
       Proceeds from dispositions of fixed assets held for sale                           34           -
       Purchases of marketable securities                                                -             -
       Proceeds from maturities of marketable securities                               2,838         2,095
                                                                                  ----------    ----------
              Net cash provided by investing activities                                2,508         1,602
                                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock warrants and options                                             50           590
       Purchase of treasury stock                                                        -            (573)
       Proceeds from debt borrowings                                                     225           417
       Net payments on capital lease obligations                                         -            (114)
                                                                                  ----------    ----------
              Net cash provided by financing activities                                  275           320
                                                                                  ----------    ----------

       Effect of translation rates on cash                                                20           137
       Net decrease in cash attributable to overlapping period                           -            (562)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                657         1,258
CASH AND CASH EQUIVALENTS, beginning of period                                         1,060         2,406
                                                                                  ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                                          $    1,717    $    3,664
                                                                                  ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Cash paid for income taxes                                                 $      -      $      592
       Cash paid for interest                                                            120            63

       The accompanying notes are an integral part of these consolidated financial statements.

                             Blue Wave Systems Inc.

               Notes to Interim Consolidated Financial Statements


1.   Basis of Presentation

     While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998, as included in the Form 10-K, as amended, previously filed. Certain previously reported amounts have been reclassified to conform with the current year presentation. The interim results of operations for the period ended December 31, 1998, are not necessarily indicative of results to be expected for the year ending June 30, 1999.

     The accompanying consolidated financial statements for periods presented for fiscal year 1998 have been prepared to give retroactive effect to the combination with Loughborough Sound Images Limited ("Sub" or "LSI") on April 27, 1998, which has been accounted for as a pooling of interests. The accompanying restated consolidated statements of operations and cash flows for the three and the six months ended December 31, 1997, combine Blue Wave's historical statements of operations and cash flows with the corresponding Sub historical statements of operations and cash flows for the same time period.

     The table below presents a reconciliation of revenues and net income (loss) for the three and the six months ended December 31, 1997, as reported in the consolidated statements of operations with those previously reported by the Company. The references to Blue Wave in this table are to the Company's historical operating results prior to the acquisition of Sub (in thousands):

                                            Three months ended         Six months ended
                                             December 31, 1997        December 31, 1997
                                            -----------------         -----------------
REVENUES:
Blue Wave                                         $ 2,528                   $ 5,731
Sub                                                 4,843                    11,926
                                                  -------                   -------
        Total consolidated revenue                $ 7,371                   $17,657
                                                  =======                   =======

NET INCOME (LOSS):
Blue Wave                                         $  (198)                  $   117
Sub                                                  (968)                     (841)
                                                  -------                   -------
        Total consolidated net loss               $(1,166)                  $  (724)
                                                  =======                   =======

     Included in the net income of Sub for the first fiscal quarter of 1998 was a loss from discontinued operations of $137,000, which was net of an income tax benefit of $62,000.


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

                             Blue Wave Systems Inc.

               Notes to Interim Consolidated Financial Statements


3.   Inventories

     Inventories at December 31 and June 30, 1998, consisted of the following (in thousands):

                                     December 31, 1998         June 30, 1998
                                     -----------------         -------------
Raw materials                           $ 2,162                   $ 1,908
Work-in-process                           1,807                     1,969
Finished goods                            1,484                     1,893
Reserves                                 (1,693)                   (1,614)
                                        -------                   -------
Inventories, net                        $ 3,760                   $ 4,156
                                        =======                   =======


4.   Debt

Lines of Credit

     In order to fund current operations and the payment of merger related expenses the Company has in place credit facilities with a commercial bank in the United Kingdom and a commercial bank in the United States. Following is a description of these credit facilities:

     Facility with U.S. Bank--In December 1998, the Company entered into a $2,500,000 revolving line of credit agreement with a commercial bank (U.S. Agreement) which expires December 31, 1999. Loans made pursuant to the U.S. Agreement are secured by all assets in the United States and bear interest at varying rates, as defined. The current rate for borrowings is prime plus 1%. Borrowings are limited to a lending formula which is based on eligible trade accounts receivable, as defined. In January 1999 the Company made an initial draw of $625,000 under the agreement. The U.S. Agreement contains a number of covenants including the maintenance of certain financial ratios and the prohibition of certain transactions, as defined. The Company believes it is in compliance with all of the covenants of the U. S. Agreement. The failure of the Company to meet each covenant could be considered an event of default which would enable the lender to demand immediate acceleration of the loan.

     Facility with U.K. Bank--In December 1998, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,660,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate plus 1.75%. At December 31, 1998 the balance outstanding was (Pounds)1,520,000 (approximately $2.5 million). This amount exceeded the (Pounds)1,000,000 face amount of the U.K. Renewal Agreement. Pursuant to the U.K. Renewal Agreement this condition was permissible up through January 10, 1999 at which time the amount outstanding could not exceed the lesser of (Pounds)1,000,000 and the lending formula, as defined. This condition
was met at January 10, 1999.   The lending formula is calculated based on
eligible accounts receivable and inventory, as defined.

Long-term Debt

     In connection with the establishment of an employee stock ownership plan ("ESOP"), the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated financial statements. The guarantee is reflected as long-term debt in the accompanying consolidated financial statements. This debt consists of a note payable to a commercial bank with interest at the bank's base rate plus 1.50%
(7.50% at December 31, 1998).   The note is payable in 2002.  The debt
agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

                             Blue Wave Systems Inc.

               Notes to Interim Consolidated Financial Statements


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

     Blue Wave had net deferred tax assets of approximately $510,000 at fiscal year end 1998 and December 31, 1998, which is reflected in the accompanying balance sheets. These deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS No. 109, "Accounting for Income Taxes," the Company has recorded a valuation allowance against a portion of its total NOL. Blue Wave believes it is more likely than not that it will be able to realize the benefit of this net deferred tax asset. Among the factors the Company considers when making this evaluation are the (1) potential changes in operations which management believes will expand its product capabilities and customer base, (2) cost reduction or synergies to be gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry,
(4) the introduction of systems based upon new DSP microprocessors, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, (6) and projections of sufficient taxable US income to fully realize the net realized deferred tax asset by the end of calendar year 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.


6.   Income (Loss) Per Share

     Basic net income per share for the three months ended December 31, 1998, was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended December 31, 1998, was computed by dividing net income by the weighted average number of shares of common stock and other potentially dilutive securities outstanding during the period. Dilutive securities included in diluted net income per share are stock options calculated under the treasury stock method using the prevailing average market price for the period presented. Options for 473,063 underlying shares were not included in calculating diluted net income per share for the three months ended December 31, 1998, because these options would have been anti-dilutive. Basic and diluted net loss per share for the six months ended December 31, 1998 was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share for the three and the six months ended December 31, 1997 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, as adjusted, on a historical basis, for the exchange ratio applied in the combination. Other dilutive securities outstanding during these periods were anti-dilutive to the net loss per share, and were not used to calculate diluted loss per share. Shares used in basic and diluted net income (loss) per share calculations are presented below (in thousands):

                                                                  Three Months Ended           Six Months Ended
                                                                     December 31,                December 31,
                                                                  1998          1997         1998          1997
                                                               ----------   -----------   ----------    ----------
Basic:
------
Weighted average common stock outstanding
        during the period                                         13,028      10,592        13,021        10,479
                                                                  ======      ======        ======        ======

Diluted:
--------
Weighted average common stock outstanding
        during the period                                         13,028      10,592        13,021        10,479
Other dilutive securities of stock option/warrant programs           641         N/A           N/A           N/A
                                                                  ------      ------        ------        ------
Shares used in calculation of diluted income (loss) per share     13,669      10,592        13,021        10,479
                                                                  ======      ======        ======        ======

                             Blue Wave Systems Inc.

               Notes to Interim Consolidated Financial Statements


     Dilutive securities equivalent to approximately 550,000, 2,294,000, and 2,304,000 shares of common stock were outstanding during the six months ended December 31, 1998 and the three and the six months ended December 31, 1997, respectively, but were not included in the computation of diluted EPS because the Company incurred a net loss. The inclusion of these options would have been anti-dilutive to diluted EPS. Stock options scheduled to expire within the five years following December 31, 1998, aggregate 608,201 underlying shares, exercisable for a total of $226,460, and begin to expire in 1999. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 13 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 1998.


7.   Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net
income (loss) and all other non-owner changes in equity.   The Company currently
has two types of non-owner changes in equity, excluding net income (loss), including foreign currency translation gains and losses and unrealized gains and losses on investments. The computation of comprehensive income (loss) for the three and the six months ended December 31, 1998 and 1997 follows (in thousands):

                                                          Three Months Ended              Six Months Ended
                                                             December 31,                   December 31,
                                                          1998           1997           1998           1997
                                                       ----------    ----------      ----------     ----------
Net income (loss)                                         $  36       $(1,166)         $(741)         $(724)
Foreign currency translation adjustment                     (96)          168             12            168
Net unrealized gain (loss) on marketable securities          (2)            2             --             13
                                                          -----       -------          -----          -----
Total comprehensive income (loss)                         $ (62)      $  (996)         $(729)         $(543)
                                                          =====       =======          =====          =====

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

     The Financial Accounting Standards Board has issued SFAS No. 134, Accounting for Mortgaged-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. The Company is not a mortgage banking enterprise, thus this statement will not impact the Company's financial condition or results of operations.

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

     The preference shares and accrued dividends thereon ranked first in liquidation priority over all other equity shares and accrued first preference cumulative dividends of 6% per annum beginning on April 1, 1998, such dividends being payable in cash biannually on March 31 and September 30. The preference shares also accrued a second preference cumulative dividend of 8% per annum until March 31, 1998, and 2% per annum thereafter, and such dividends were paid as one additional preference share for each pound sterling in dividends due on March 31 and September 30. Dividends accrued between March 31, 1998 and the date of redemption were paid in cash.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The consolidated financial statements for periods presented for fiscal year 1998 have been prepared to give retroactive effect to the combination with Loughborough Sound Images Limited ("Sub" or "LSI") on April 27, 1998, which has been accounted for as a pooling of interests. The restated consolidated statements of operations and cash flows for the three and the six months ended December 31, 1997, combine Blue Wave's historical statements of operations and cash flows with the corresponding Sub historical statements of operations and cash flows for the same time period.

     The following table expresses the Company's statements of operations as a percentage of net sales.

                                                              Three Months Ended             Six Months Ended
                                                                 December 31,                  December 31,
                                                             1998           1997           1998           1997
                                                         -------------  -------------  -------------  -------------
Net sales                                                     100%           100%           100%           100%
Cost of sales                                                  45%            47%            46%            44%
                                                              ----           ----           ----           ----
          Gross margin                                         55%            53%            54%            56%
Operating expenses:
          Product development and engineering                  18%            25%            20%            20%
          Sales and marketing                                  26%            28%            28%            23%
          General and administrative                           10%            15%            11%            13%
                                                              ----           ----           ----           ----
Total operating expenses                                       54%            68%            59%            56%
                                                              ----           ----           ----           ----
Operating income (loss)                                         1%           -15%            -5%             0%
Total other income (expense)                                    0%             2%             0%             2%
                                                              ----           ----           ----           ----
Income (loss) from continuing operations
          before provision (benefit) for income taxes          1%           -13%            -5%             2%
Provision (benefit) for income taxes                           0%            -3%             0%             0%
                                                              ----           ----           ----           ----
Income (loss) from continuing operations                        1%           -10%            -5%             2%
Loss from discontinued operations, net of
          tax benefit                                           0%             0%             0%            -1%
                                                              ----           ----           ----           ----
Net income (loss)                                               1%           -10%            -5%             1%
                                                              ====           ====           ====           ====

Results of operations for the three months ended December 31, 1998 compared to three months ended December 31, 1997

     For the three months ended December 31, 1998 the Company reported net sales of $7,797,000, as compared to $7,371,000 in the same period of the prior year. The improvement in net sales is mainly attributable to two factors. Sales of the Company's new ComstructTM product line for telecommunications applications were approximately $500,000 during the second quarter of fiscal 1999. This is inclusive of hardware product sales, a software license and engineering service fees. The second factor effecting the comparison is the December 1997 net sales amount was negatively impacted by component shortages and delays from a key supplier of printed circuit boards. The Company's net sales during the past several quarters have been significantly effected by recently introduced next generation DSPs, including the C6000 family of DSPs offered by Texas Instruments ("TI"). The C6000 family represents a 10x improvement in performance over existing DSPs. DSPs comprise a key portion of the technology content of the Company's products and the majority of the Company's DSP-based revenues are derived from products that incorporate TI DSPs. Market interest in recently introduced products that utilize next generation DSPs has been at the expense of the Company's existing products that incorporate previous generation DSPs. The Company believes that its newer C6000-based products will be able to serve a much larger market as new emerging applications utilize high-performance DSP-based sub-systems and, leverage the Company's signal processing design expertise. When TI introduced their C4x family of DSPs in 1992, the Company experienced a similar revenue trend for existing products followed by a significant increase in revenue as the C4x family of DSPs were incorporated into new applications.

     A significant portion of the Company's sales are to prime contractors for the federal government and are used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government is to emphasize the purchase of commercial off-the-shelf (COTS) products versus proprietary designs dedicated to a specific application and expects this trend will have a positive impact on revenues in the future. More recently, the Company has also experienced a significant increase in bookings for "ruggedized" DSP-based products that are designed for harsh environments. The time lag between order booking and revenue recognition associated with "ruggedized" products can be much longer due to engineering effort, component ordering and manufacturing lead-times. Previously, a large portion of the Company's DSP business was modest orders for relatively standard products. These products were used to prove a concept or deploy a small number of prototypes or systems. Customer orders for "ruggedized" products typically are quite large and result in a high degree of variability in bookings during any given three month measurement period. The customer order backlog was $11,920,000 at December 31, 1998, as compared to $11,298,000 at June 30, 1998. Certain customer orders may be subject to cancellation and/or revision and therefore backlog is not a guarantee of future revenue.

     Gross margin percent for the three months ended December 31, 1998 was 55%, as compared to 53% for the same period in the prior year. The improvement in gross margin percentage is due to a reduction in functional spending for operations, including a reduction in force, that was a part of the Company's post-merger organization plan. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix and provisions for manufacturing scrap and obsolescence.

     During the three months ended December 31, 1998 product development and engineering expenses were $1,401,000, or 18% of net sales, compared to $1,793,000, or 25% of net sales, during the same period in the prior year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to the post-merger organization plan.

     During the three months ended December 31, 1998 sales and marketing expenses were essentially flat. Certain cost benefits were realized as a result of the post-merger organization plan, however, those savings have been invested in technical sales support functions as well as marketing efforts for the new Comstruct(TM) product line.

     During the three months ended December 31, 1998 general and administrative expenses were $760,000, or 10% of net sales, as compared to $1,104,000, or 15% of net sales, during the same period in the prior year. The reduction in absolute spending is the result of implementing the post-merger organization plan and realizing other cost benefits as a result of the combination.

     During the three months ended December 31, 1998 total other income (expense) declined to $(19,000), as compared to $152,000 during the same period in the prior year. The change is due to both a decline in interest income and an increase in interest expense associated with bank credit facilities. Total cash consumed in conjunction with completing the merger and implementing the post-merger organization plan was approximately $8 million during the 18 months ended December 31, 1998. Operating losses, capital expenditures, and other items consumed an additional $3.6 million in cash during the 18 months ended December 31, 1998.

     The Company reported net income of $36,000 for the three months ended December 31, 1998 as compared to a net loss of $1,166,000 during the same period in the prior year. The significant improvement in operating results is attributable to the increase in net sales and significant operating expense reductions created by implementing the post-merger organization plan.


Results of operations for the six months ended December 31, 1998 compared to six months ended December 31, 1997

     For the six months ended December 31, 1998 the Company reported net sales of $14,603,000, as compared to $17,657,000 in the same period of the prior year. The Company's net sales during the past several quarters have been significantly effected by recently introduced next generation DSPs, including the C6000 family of DSPs offered by Texas Instruments ("TI"). The C6000 family represents a 10x improvement in performance over existing DSPs. DSPs comprise a key portion of the technology content of the Company's products and the majority of the Company's DSP-based revenues are derived from products that incorporate TI DSPs. Market interest in recently introduced products that utilize next generation DSPs has been at the expense of the Company's existing products that incorporate previous generation DSPs. The Company believes that its newer C6000-based products will be able to serve a much larger market as new emerging applications utilize high-performance DSP-based sub-systems and, leverage the Company's signal processing design expertise. When TI introduced their C4x family of DSPs in 1992, the Company experienced a similar revenue trend for existing products followed by a significant increase in revenue as the C4x family of DSPs were incorporated into new applications.

     Gross margin percent for the six months ended December 31, 1998 was 54%, as compared to 56% for the same period in the prior year. The decline in gross margin percentage is due to the high margin % reported in the September (first) quarter of fiscal 1998. That quarter represented a record revenue level for the Company and the associated fixed costs of manufacturing the Company's products were spread over a much larger revenue base. Those fixed manufacturing costs have recently been reduced as a result of implementing the post-merger organization plan.

     During the six months ended December 31, 1998 product development and engineering expenses were $2,856,000, or 20% of net sales, compared to $3,625,000, or 20% of net sales, during the same period in the prior year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to the post-merger organization plan.

     During the six months ended December 31, 1998 sales and marketing expenses were essentially flat. Certain cost benefits were realized as a result of the post-merger organization plan, however, those savings have been invested in technical sales support functions as well as marketing efforts for the new Comstruct(TM) product line.

     During the six months ended December 31, 1998 general and administrative expenses were $1,585,000, or 11% of net sales, as compared to $2,267,000, or 13% of net sales during the same period in the prior year. The reduction in absolute spending is the result of implementing the post-merger organization plan and realizing other cost benefits as a result of the combination.

     During the six months ended December 31, 1998 total other income (expense) declined to $(13,000), as compared to $332,000 during the same period in the prior year. The change is due to both a decline in interest income and an increase in interest expense associated with bank credit facilities. Total cash consumed in conjunction with completing the merger and implementing the post-merger organization plan was approximately $8 million during the 18 months ended December 31, 1998. Operating losses, capital expenditures, and other items consumed an additional $3.6 million in cash during the 18 months ended December 31, 1998.

     The Company reported a net loss of $741,000 for the six months ended December 31, 1998 as compared to a net loss of $724,000 during the same period in the prior year. The loss is attributable to the 17% decline in net sales somewhat offset by significant operating expense reductions created by implementing the post-merger organization plan.


Liquidity and Capital Resources

     The Company's total cash, cash equivalents and purchased marketable securities were $2,772,000 at December 31, 1998, as compared to $4,957,000 at June 30, 1998. Net working capital at December 31, 1998, was $6,342,000, as compared to $6,568,000 at June 30, 1998, a decrease of $226,000. Accounts receivable at December 31, 1998 increased significantly over the June 30, 1998 balance primarily due to the timing of shipments during the quarter and an increase in total shipments during the quarter.

     Expenditures for capital equipment were $364,000 for the six months ended December 31, 1998, as compared to $493,000 in the prior year.

     During the six months ended December 31, 1998 the Company has consumed cash approximating $2.1 million and increased its short-term bank borrowings by approximately $200,000. The cash consumption during this period is attributable to the payment of merger related expenses of approximately $900,000 and a $2 million increase in accounts receivable due to the timing of shipments within the quarter. In order to fund current operations and the payment of merger related expenses the Company has in place credit facilities with a commercial bank in the United Kingdom and a commercial bank in the United States. Following is a description of these credit facilities:

     Facility with U.S. Bank--In December 1998, the Company entered into a $2,500,000 revolving line of credit agreement with a commercial bank (U.S. Agreement) which expires December 31, 1999. Loans made pursuant to the U.S. Agreement are secured by all assets in the United States and bear interest at varying rates, as defined. The current rate for borrowings is prime plus 1%. Borrowings are limited to a lending formula which is based on eligible trade accounts receivable, as defined. In January 1999 the Company made an initial draw of $625,000 under the agreement. The U.S. Agreement contains a number of covenants including the maintenance of certain financial ratios and the prohibition of certain transactions, as defined. The Company believes it is in compliance with all of the covenants of the U. S. Agreement. The failure of the Company to meet each covenant could be considered an event of default which would enable the lender to demand immediate acceleration of the loan. Such acceleration, or any other significant negative change to the lending formula, would have a material negative impact upon the Company's ability to fund its 1999 operating plan.

     Facility with U.K. Bank--In December 1998, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,660,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate plus 1.75%. At December 31, 1998 the balance outstanding was (Pounds)1,520,000 (approximately $2.5 million). This amount exceeded the (Pounds)1,000,000 face amount of the U.K. Renewal Agreement. Pursuant to the U.K. Renewal Agreement this condition was permissible up through January 10, 1999 at which time the amount outstanding could not exceed the lesser of (Pounds)1,000,000 and the lending formula, as defined. This condition was met at January 10, 1999. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. Any significant reduction in the borrowing capacity allowable under this agreement or acceleration of amounts due would have a material negative impact upon the Company's ability to fund its 1999 operating plan.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated financial statements. The guarantee is reflected as long-term debt in the accompanying consolidated financial statements. This debt consists of a note payable to a commercial bank with interest at the bank's base rate plus 1.50%
(7.50% at December 31, 1998).   The note is payable in 2002.  The debt
agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

     Management believes that through its cash resources and currently available debt facilities it will have adequate resources to fund the Company's 1999 operating plan. The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions, joint ventures and new product plans. In order to fund any of these initiatives the Company may find it necessary to seek additional capital via either a debt or equity offering.

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

     The Company has completed a detailed assessment of its internal systems and will have to replace portions of software used internally so that its computer systems will function properly with respect to dates beginning in 2000, and thereafter. Year 2000 compliance questionnaires are being sent to key suppliers and a monitoring process has been established to ensure the suppliers respond and comply with the requirements. Compliance testing of a substantial portion of the areas covered by the Company's Y2K Plan was completed by, and applicable corrective action plans established by, December 31, 1998. Compliance testing of the remaining areas are scheduled for completion by April 30, 1999. Any remaining required corrective actions are scheduled for completion by June 1, 1999, and will be tested to insure they are Year 2000 compliant. The total Year 2000 project cost is not expected to be material in relation to the Company's financial position or results of operations.

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

     Other than historical facts, disclosures and statements made by the Company should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These disclosures and statements involve a number of risks and uncertainties including, but not limited to, technological change, quarterly fluctuations, integration of Mizar and Loughborough Sound Images, dependence on the defense industry, dependence upon key suppliers and employees, competition, and Year 2000 compliance. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to 1) cancellation and, 2) revision to delivery schedules.

                            Blue Wave Systems Inc.

                        Part II.     Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on February 2, 1999. The following measure was approved at the meeting:

                                                                   Shares             Shares             Shares
                                                                     For              Against          Abstaining
                                                              -----------------  -----------------  -----------------
Election of Directors:
       Simon Yates                                                10,963,875           15,120              7,200
       John Forrest                                               10,963,575           15,420              7,200
       Rob Shaddock                                               10,963,875           15,120              7,200
       John Rynearson                                             10,964,075           14,920              7,200
       Sam Smith                                                  10,963,675           15,320              7,200


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     10.1 Credit Agreement by and between Fleet National Bank and the Company dated December 11, 1998.

     10.2 Advice of Borrowing Terms by and between National Westminster Bank plc and the Company dated December 16, 1998.

     11(a) Computation of Per Share Income (Loss) for the three months ended December 31, 1998 and 1997.

     11(b) Computation of Per Share Income (Loss) for the six months ended December 31, 1998 and 1997.

     27     Financial Data Schedule (filed electronically only).

(b)  Reports on Form 8-K

     None.

                            Blue Wave Systems Inc.


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Blue Wave Systems Inc.


Date: February 15, 1999            By /s/  Charles D. Brockenbush
      -----------------              ---------------------------------
                                      Charles D. Brockenbush
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                 Exhibit Index

Exhibit
   No.              Description
--------    ----------------------------
10.1        Credit Agreement by and between Fleet National Bank and the Company dated December 11, 1998.

10.2 Advice of Borrowing Terms by and between National Westminster Bank plc and the Company dated December 16, 1998.

11(a) Computation of Per Share Income (Loss) for the three months ended December 31, 1998 and 1997.

11(b) Computation of Per Share Income (Loss) for the six months ended December 31, 1998 and 1997.

27          Financial Data Schedule (filed electronically only).