Form 10-Q
period 1999-03-31
BLUE WAVE SYSTEMS INC
filed 1999-05-17
CIK 949587

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999              Commission File Number 0-26858


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
               Yes      X                 No
                  --------------            --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                    May 12, 1999
               -----                                    ------------

Common Stock, par value $0.01 per share                  13,141,980

                            Blue Wave Systems Inc.

                                   Form 10-Q
                     For the Quarter Ended March 31, 1999

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Balance Sheets
           March 31, 1999 and June 30, 1998                                 3

           Statements of Operations
           for the three and the nine months ended March 31, 1999 and 1998  4

           Statements of Cash Flows
           for the nine months ended March 31, 1999 and 1998                5

           Notes to Interim Consolidated Financial Statements              6-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11-15

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 16

SIGNATURE                                                                   17

                            Blue Wave Systems Inc.

                          Consolidated Balance Sheets
                   (in thousands, except par value per share)

                                                                                                   March 31,  June 30,
                                                                                                     1999       1998
                                                                                                   --------   --------
                                                                                                 (unaudited)
                                ASSETS
                                ------
Current assets:
    Cash and cash equivalents                                                                      $  1,136   $  1,060
    Restricted cash                                                                                     807        835
    Marketable securities, at fair value                                                                  -      3,062
    Accounts receivable, net of allowances of $184 and $336, respectively                             6,196      4,975
    Inventories, net                                                                                  3,890      4,156
    Prepaid expenses and other                                                                          609        612
    Deferred tax asset                                                                                  903        903
                                                                                                   --------   --------
                         Total current assets                                                        13,541     15,603
                                                                                                   --------   --------

Plant and equipment:
     Machinery and equipment                                                                          6,842      7,320
     Furniture and fixtures                                                                           3,409      2,876
                                                                                                   --------   --------
                                                                                                     10,251     10,196
     Less accumulated depreciation                                                                   (6,665)    (5,838)
                                                                                                   --------   --------
                         Plant and equipment, net                                                     3,586      4,358
                                                                                                   --------   --------

Deferred tax asset-noncurrent                                                                           469        478

Other assets                                                                                             87        105
                                                                                                   --------   --------
                         Total assets                                                              $ 17,683   $ 20,544
                                                                                                   ========   ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable                                                                              $  4,178   $  2,402
     Accrued compensation                                                                               147        706
     Other current liabilities                                                                        1,888      3,625
     Credit facilities                                                                                1,411      2,302
                                                                                                   --------   --------
                         Total current liabilities                                                    7,624      9,035
                                                                                                   --------   --------

Deferred income taxes                                                                                   841        870
Noncurrent liabilities - other                                                                          223        366
Long-term debt                                                                                          807        835
                                                                                                   --------   --------
                         Total liabilities                                                            9,495     11,106
                                                                                                   --------   --------


Stockholders' equity:
       Preference stock, $.01 par value; 1,000 shares authorized; no shares
             issued and outstanding at March 31, 1999 and June 30, 1998                                   -          -
      Common stock, $.01 par value; 50,000 shares authorized; 13,665 and 13,537 shares issued; 12,919 and 12,791 shares outstanding, at March 31, 1999 and
             June 30, 1998, respectively                                                                136        135
      Additional paid-in capital                                                                     23,103     22,973
      Net unrealized gain on marketable securities                                                        -          -
      Retained earnings                                                                             (13,405)   (12,208)
      Cumulative translation adjustment                                                                (245)       (61)
                                                                                                   --------   --------
                                                                                                      9,589     10,839
                                                                                                   --------   --------
     Less -- treasury stock, at cost                                                                 (1,401)    (1,401)
                                                                                                   --------   --------
                         Total stockholders' equity                                                   8,188      9,438
                                                                                                   --------   --------
                         Total liabilities and stockholders' equity                                $ 17,683   $ 20,544
                                                                                                   ========   ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

   Three Months Ended                                                                   Nine Months Ended
       March 31,                                                                            March 31,
  1999            1998                                                                 1999            1998
--------        --------                                                             --------        --------

$ 6,700         $ 8,004     Net sales                                                $21,303         $25,661

  3,028           3,628     Cost of sales                                              9,756          11,389
-------         -------                                                              -------         -------
  3,672           4,376            Gross margin                                       11,547          14,272

                            Operating expenses:
  1,328           1,918       Product development and engineering                      4,184           5,543
  1,944           1,883       Sales and marketing                                      6,071           5,942
    833             886       General and administrative                               2,418           3,153
-------         -------                                                              -------         -------
  4,105           4,687            Total operating expenses                           12,673          14,638
-------         -------                                                              -------         -------

   (433)           (311)    Operating income (loss)                                   (1,126)           (366)
-------         -------                                                              -------         -------

                            Other income (expense):
      9             135       Interest income                                             77             427
    (41)            (45)      Interest expense                                          (163)            (75)
     18              61       Other income                                                59             131
-------         -------                                                              -------         -------
    (14)            151            Total other income (expense)                          (27)            483
-------         -------                                                              -------         -------

                            Income (loss) from continuing operations before
   (447)           (160)            provision (benefit) for income taxes              (1,153)            117

      9            (113)    Provision (benefit) for income taxes                          44            (154)
-------         -------                                                              -------         -------
   (456)            (47)    Income (loss) from continuing operations                  (1,197)            271

                            Loss from discontinued operations (first quarter of
      -               -            fiscal 1998), net of tax benefit of $62                 -            (137)
-------         -------                                                              -------         -------
   (456)            (47)    Net income (loss)                                         (1,197)            134
-------         -------                                                              -------         -------

                            Preference share dividends, accretion and amortization
      -            (464)           of issuance costs of preference shares                  -          (1,369)
-------         -------                                                              -------         -------
$  (456)        $  (511)    Net income (loss) applicable to common stock             $(1,197)        $(1,235)
=======         =======                                                              =======         =======

                            Basic net income (loss) per share:
$ (0.03)        $ (0.05)      Continuing operations                                  $ (0.09)        $ (0.11)
      -               -       Discontinued operations                                      -           (0.01)
-------         -------                                                              -------         -------
$ (0.03)        $ (0.05)                                                             $ (0.09)        $ (0.12)
=======         =======                                                              =======         =======

                            Diluted net income (loss) per share:
$ (0.03)        $ (0.05)      Continuing operations                                  $ (0.09)        $ (0.11)
      -               -       Discontinued operations                                      -           (0.01)
-------         -------                                                              -------         -------
$ (0.03)        $ (0.05)                                                             $ (0.09)        $ (0.12)
=======         =======                                                              =======         =======

                            Weighted average common shares outstanding:
 13,120          11,075       Basic                                                   13,053          10,674
=======         =======                                                              =======         =======
 13,120          11,075       Diluted                                                 13,053          10,674
=======         =======                                                              =======         =======

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                             Blue Wave Systems Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                              1999                  1998
                                                                             -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(1,197)              $   134
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities -
            Depreciation                                                       1,057                   965
            Deferred tax provision (benefit)                                       -                  (436)
     Changes in assets and liabilities -
            Accounts receivable, net                                          (1,221)                2,218
            Inventories, net                                                     266                (1,591)
            Prepaid expenses and other                                            21                (1,060)
            Accounts payable and accrued liabilities                            (530)               (2,150)
                                                                             -------               -------
                         Net cash used by operating activities                (1,604)               (1,920)
                                                                             -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery, equipment, furniture and fixtures            (571)                 (927)
           Proceeds from dispositions of fixed assets held for sale               53                     -
           Purchases of marketable securities                                      -                     -
           Proceeds from maturities of marketable securities                   3,062                 4,568
                                                                             -------               -------
                         Net cash provided by investing activities             2,544                 3,641
                                                                             -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Exercise of stock warrants and options                               131                   592
            Purchase of treasury stock                                             -                  (573)
            Net proceeds (net reductions) associated with bank borrowings       (891)                1,954
            Net payments on capital lease obligations                              -                  (242)
                                                                             -------               -------
                         Net cash provided (used) by financing activities       (760)                1,731
                                                                             -------               -------

          Effect of translation rates on cash                                   (104)                   62
          Net decrease in cash attributable to overlapping period                  -                  (562)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         76                 2,952
CASH AND CASH EQUIVALENTS, beginning of period                                 1,060                 2,406
                                                                             -------               -------
CASH AND CASH EQUIVALENTS, end of period                                     $ 1,136               $ 5,358
                                                                             =======               =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
          Cash paid for income taxes                                         $     -               $   596
          Cash paid for interest                                                 173                   104


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


1.   Basis of Presentation

     While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998, as included in Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with the current year presentation. The interim results of operations for the period ended March 31, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 1999.

     The accompanying consolidated financial statements for periods presented during fiscal year 1998 have been prepared to give retroactive effect to the combination with Loughborough Sound Images Limited ("Sub" or "LSI") on April 27, 1998, which has been accounted for as a pooling of interests. The accompanying restated consolidated statements of operations and cash flows for the three and the nine months ended March 31, 1998, combine Blue Wave's historical statements of operations and cash flows with the corresponding Sub historical statements of operations and cash flows for the same time period.

     The table below presents a reconciliation of revenues and net income (loss) for the three and the nine months ended March 31, 1998, as reported in the consolidated statements of operations with those previously reported by the Company. The references to Blue Wave in this table are to the Company's historical operating results prior to the acquisition of Sub (in thousands):

                                          Three months ended  Nine months ended
                                              March 31, 1998     March 31, 1998
                                          ------------------  -----------------
REVENUES:
Blue Wave                                            $ 3,414            $ 9,145
Sub                                                    4,590             16,516
                                                     -------            -------
  Total consolidated revenue                         $ 8,004            $25,661
                                                     =======            =======

NET INCOME (LOSS):
Blue Wave                                            $   218            $   335
Sub                                                     (729)            (1,570)
                                                     -------            -------
  Total consolidated net income (loss)               $  (511)           $(1,235)
                                                     =======            =======

     Included in the net income (loss) of Sub for the nine months ended March 31, 1998 was a loss from discontinued operations of $137,000, which was net of an income tax benefit of $62,000.


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

     The Company did not invest in or use derivative financial instruments during the periods presented.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


3.   Inventories

     Inventories at March 31, 1999 and June 30, 1998, consisted of the following (in thousands):

                                        March 31, 1999            June 30, 1998
                                        --------------            -------------
     Raw materials                             $ 2,074                  $ 1,908
     Work-in-process                             2,118                    1,969
     Finished goods                              1,400                    1,893
     Reserves                                   (1,702)                  (1,614)
                                               -------                  -------
     Inventories, net                          $ 3,890                  $ 4,156
                                               =======                  =======

4.   Debt

Lines of Credit

     In order to fund current operations and the payment of merger related expenses the Company has in place credit facilities with a commercial bank in the United States and a commercial bank in the United Kingdom. Following is a description of these credit facilities:

     Facility with U.S. Bank--In December 1998, the Company entered into a $2,500,000 revolving line of credit agreement with a commercial bank (U.S. Agreement) which expires December 31, 1999. Loans made pursuant to the U.S. Agreement are secured by all assets in the United States and bear interest at varying rates, as defined. The rate for borrowings at March 31, 1999 was prime (7.75%) plus 1.0%, for a total rate of 8.75%. Borrowings are limited to a lending formula which is based on eligible trade accounts receivable, as defined. At March 31, 1999 the balance outstanding was $473,000. The U.S. Agreement contains a number of covenants including the maintenance of certain financial ratios and the prohibition of certain transactions, as defined. The failure of the Company to meet each covenant could be considered an event of default which would enable the lender to demand immediate acceleration of the loan. As a result of the loss incurred in the quarter ended March 31, 1999, the Company violated one of the financial covenants of the U. S. Agreement. The Bank issued a written waiver of this violation.

     Facility with U.K. Bank--In December 1998, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,610,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (5.5% at March 31, 1999) plus 1.75%, for a total rate of 7.25% at March 31, 1999. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At March 31, 1999 the balance outstanding was (Pounds)581,000 (approximately $938,000).

Long-term Debt

     In connection with the establishment of an employee stock ownership plan ("ESOP"), the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (5.5% at March 31, 1999) plus 1.50%, for a total rate of 7.0% at March 31, 1999. The note is payable in 2002. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

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

     Blue Wave had net deferred tax assets of approximately $500,000 at fiscal year end 1998 and March 31, 1999, which is reflected in the accompanying balance sheets. These deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS No. 109, "Accounting for Income Taxes," the Company has recorded a valuation allowance against a portion of its total NOL. Blue Wave believes it is more likely than not that it will be able to realize the benefit of this net deferred tax asset. Among the factors the Company considers when making this evaluation are the (1) potential changes in operations which management believes will expand its product capabilities and customer base, (2) cost reduction or synergies to be gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon new DSP microprocessors, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, (6) and projections of sufficient taxable US income to fully realize the net realized deferred tax asset by the end of calendar year 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.


6.   Income (Loss) Per Share

     Basic and diluted net loss per share for the three and the nine months ended March 31, 1999 were computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share for the three and the nine months ended March 31, 1998 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, as adjusted, on a historical basis, for the exchange ratio applied in the combination. Other dilutive securities outstanding during these periods were anti-dilutive to the net loss per share, and were not used to calculate diluted loss per share. Shares used in basic and diluted net loss per share calculations are presented below (in thousands):

                                                                       Three Months Ended          Nine Months Ended
                                                                           March 31,                   March 31,
                                                                       1999          1998          1999          1998
                                                                      ------        ------        ------        ------
Basic:
------
Weighted average common stock outstanding
        during the period                                             13,120        11,075        13,053        10,674
                                                                      ======        ======        ======        ======

Diluted:
--------
Weighted average common stock outstanding
        during the period                                             13,120        11,075        13,053        10,674
Other dilutive securities of stock option/warrant programs               N/A           N/A           N/A           N/A
                                                                      ------        ------        ------        ------
Shares used in calculation of diluted income (loss) per share         13,120        11,075        13,053        10,674
                                                                      ======        ======        ======        ======

     Dilutive securities equivalent to approximately 726,000, 622,000, 1,674,000 and 2,104,000 shares of common stock were outstanding during the three and the nine months ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the Company incurred a net loss. The inclusion of these options would have been anti-dilutive to diluted EPS. Stock options scheduled to expire within the five years following March 31, 1999, aggregate 606,501 underlying shares, exercisable for a total of approximately $226,000, and begin to expire in 2002. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in
Note 13 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 1998.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


7.   Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income (loss) and all other non-owner changes in equity. Excluding net income
(loss), the Company currently has two types of non-owner changes in equity, including foreign currency translation gains and losses and unrealized gains and losses on investments. The computation of comprehensive income (loss) for the three and the nine months ended March 31, 1999 and 1998 follows (in thousands):

                                                            Three Months Ended             Nine Months Ended
                                                                March 31,                      March 31,
                                                           1999           1998            1999           1998
                                                          -------        -------         -------        -------
Net (loss)                                                $  (456)       $  (511)        $(1,197)       $(1,235)
Foreign currency translation adjustment                      (196)            67            (184)           235
Net unrealized gain on marketable securities                   --              2              --             15
                                                          -------        -------         -------        -------
Total comprehensive income (loss)                         $  (652)       $  (442)        $(1,381)       $  (985)
                                                          =======        =======         =======        =======


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

     The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative and Similar Financial Instruments For Hedging Activities. This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for all quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not invested in derivatives nor utilized derivative financial instruments.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The consolidated financial statements for periods presented for fiscal year 1998 have been prepared to give retroactive effect to the combination with Loughborough Sound Images Limited ("Sub" or "LSI") on April 27, 1998, which has been accounted for as a pooling of interests. The restated consolidated statements of operations and cash flows for the three and the nine months ended March 31, 1998, combine Blue Wave's historical statements of operations and cash flows with the corresponding Sub historical statements of operations and cash flows for the same time period.

     The following table expresses the Company's statements of operations as a percentage of net sales.

                                                                  Three Months Ended            Nine Months Ended
                                                                      March 31,                     March 31,
                                                                 1999           1998           1999           1998
                                                                 ----           ----           ----           ----
Net sales                                                         100%           100%           100%           100%
Cost of sales                                                      45%            45%            46%            44%
                                                                 ----           ----           ----           ----
          Gross margin                                             55%            55%            54%            56%
Operating expenses:
          Product development and engineering                      20%            24%            20%            22%
          Sales and marketing                                      29%            24%            28%            23%
          General and administrative                               12%            11%            11%            12%
                                                                 ----           ----           ----           ----
Total operating expenses                                           61%            59%            59%            57%
                                                                 ----           ----           ----           ----
Operating loss                                                     -6%            -4%            -5%            -1%
Total other income (expense)                                       -1%             2%             0%             2%
                                                                 ----           ----           ----           ----
Income (loss) from continuing operations
          before provision (benefit) for income taxes              -7%            -2%            -5%             1%
Provision (benefit) for income taxes                                0%            -1%             0%            -1%
                                                                 ----           ----           ----           ----
Income (loss) from continuing operations                           -7%            -1%            -5%             2%
Loss from discontinued operations, net of
          tax benefit                                               0%             0%             0%            -1%
                                                                 ----           ----           ----           ----
Net income (loss)                                                  -7%            -1%            -5%             1%
                                                                 ====           ====           ====           ====


Results of operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998

     For the three months ended March 31, 1999 the Company reported net sales of $6,700,000, as compared to $8,004,000 in the same period of the prior year. The decrease in net sales is mainly attributable to the delays of initial product deliveries into two defense programs. The Company's net sales during the past several quarters has also been significantly effected by recently introduced next generation DSPs, including the C6000 family of DSPs offered by Texas Instruments ("TI"). The C6000 family represents a 10x improvement in performance over existing DSPs. DSPs comprise a key portion of the technology content of the Company's products and the majority of the Company's DSP-based revenues are derived from products that incorporate TI DSPs. Market interest in recently introduced products that utilize next generation DSPs has been at the expense of the Company's existing products that incorporate previous generation DSPs. The Company believes that its newer C6000-based products will be able to serve a much larger market as new emerging applications utilize high-performance DSP-based sub-systems and, leverage the Company's signal processing design expertise. When TI introduced their C4x family of DSPs in 1992, the Company experienced a similar revenue trend for existing products followed by a significant increase in revenue as the C4x family of DSPs were incorporated into new applications.

     A significant portion of the Company's sales are to prime contractors for the federal government and are used in defense, aviation and intelligence applications. The Company believes that the trend of the federal government is to emphasize the purchase of commercial off-the-shelf (COTS) products versus proprietary designs dedicated to a specific application and expects this trend will have a positive impact on revenues in the future. More recently, the Company has also experienced a significant increase in bookings for "ruggedized" DSP-based products that are designed for harsh environments. The time lag between order booking and revenue recognition associated with "ruggedized" products can be much longer due to engineering effort, component ordering and manufacturing lead-times. Previously, a large portion of the Company's DSP business was modest orders for relatively standard products. These products were used to prove a concept or deploy a small number of prototypes or systems. Customer orders for "ruggedized" products typically are quite large and result in a high degree of variability in bookings during any given three month measurement period. The customer order backlog was $16,100,000 at March 31, 1999, as compared to $11,298,000 at June 30, 1998. Certain customer orders may be subject to cancellation and/or revision and therefore backlog is not a guarantee of future revenue.

     Gross margin percent for the three months ended March 31, 1999 was 55%, as compared to 55% for the same period in the prior year. Although there was no change in the gross margin percentage, there was a decrease in functional spending for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The reduction in functional spending includes a reduction in force that was a part of the Company's post-merger organization plan. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the three months ended March 31, 1999 product development and engineering expenses were $1,328,000, or 20% of net sales, compared to $1,918,000, or 24% of net sales, during the same period in the prior year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to the post-merger organization plan.

     During the three months ended March 31, 1999 sales and marketing expenses were essentially flat when compared to the same period of the prior year. Certain cost benefits were realized as a result of the post-merger organization plan, however, those savings have been invested in technical sales support functions as well as marketing efforts for the new ComStruct(TM) product line.

     During the three months ended March 31, 1999 general and administrative expenses were $833,000, or 12% of net sales, as compared to $886,000, or 11% of net sales, during the same period in the prior year. The reduction in absolute spending is the result of implementing the post-merger organization plan and realizing other cost benefits as a result of the combination.

     During the three months ended March 31, 1999 total other income (expense) declined to $(14,000), as compared to $151,000 during the same period in the prior year. The change is due to both a decline in interest income and an increase in interest expense associated with bank credit facilities. The redemption of the preference shares owned by Boston Holdings, Ltd., net of a warrant exercise, consumed approximately $4.5 million in cash in 1998. Cash consumed for merger related expenses and implementing the post-merger organization plan was an additional $3.9 million during the 21 months ended March 31, 1999. Operating losses, capital expenditures, and other items consumed an additional $3 million in cash during the 21 months ended March 31, 1999.

     The Company reported a net loss of $456,000 for the three months ended March 31, 1999 as compared to a net loss applicable to common stock of $511,000 during the same period in the prior year. The decrease in net sales was offset by the reduction in functional spending attributable to the significant reductions created by implementing the post-merger organization plan. The production delays that occurred in the third quarter of 1999 caused the loss that was incurred during the quarter.


Results of operations for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998

     For the nine months ended March 31, 1999 the Company reported net sales of $21,303,000, as compared to $25,661,000 in the same period of the prior year. The Company's net sales during the past several quarters have been significantly effected by recently introduced next generation DSPs, including the C6000 family of DSPs offered by Texas Instruments ("TI"). The C6000 family represents a 10x improvement in performance over existing DSPs. DSPs comprise a key portion of the technology content of the Company's products and the majority of the Company's DSP-based revenues are derived from products that incorporate TI DSPs. Market interest in recently introduced products that utilize next generation DSPs has been at the expense of the Company's existing products that incorporate previous generation DSPs. The Company believes that its newer C6000-based products will be able to serve a much larger market as new emerging applications utilize high-performance DSP-based sub-systems and, leverage the Company's signal processing design expertise. When TI introduced their C4x family of DSPs in 1992, the Company experienced a similar revenue trend for existing products followed by a significant increase in revenue as the C4x family of DSPs were incorporated into new applications.

     Gross margin percent for the nine months ended March 31, 1999 was 54%, as compared to 56% for the same period in the prior year. The decline in gross margin percentage is due to the high margin % reported in the September quarter of fiscal 1998. That quarter represented a record revenue level for the Company and the associated fixed costs of manufacturing the Company's products were spread over a much larger revenue base. Those fixed manufacturing costs have recently been reduced as a result of implementing the post-merger organization plan.

     During the nine months ended March 31, 1999 product development and engineering expenses were $4,184,000, or 20% of net sales, compared to $5,543,000, or 22% of net sales, during the same period in the prior year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to the post-merger organization plan.

     During the nine months ended March 31, 1999 sales and marketing expenses were essentially flat when compared to the same period in the prior year. Certain cost benefits were realized as a result of the post-merger organization plan, however, those savings have been invested in technical sales support functions as well as marketing efforts for the new ComStruct(TM) product line.

     During the nine months ended March 31, 1999 general and administrative expenses were $2,418,000, or 11% of net sales, as compared to $3,153,000, or 12% of net sales, during the same period in the prior year. The reduction in absolute spending is the result of implementing the post-merger organization plan and realizing other cost benefits as a result of the combination.

     During the nine months ended March 31, 1999 total other income (expense) declined to $(27,000), as compared to $483,000 during the same period in the prior year. The change is due to both a decline in interest income and an increase in interest expense associated with bank credit facilities. The redemption of the preference shares owned by Boston Holdings, Ltd., net of a warrant exercise, consumed approximately $4.5 million in cash in 1998. Cash consumed for merger related expenses and implementing the post-merger organization plan was an additional $3.9 million during the 21 months ended March 31, 1999. Operating losses, capital expenditures, and other items consumed an additional $3 million in cash during the 21 months ended March 31, 1999.

     The Company reported a net loss of $1,197,000 for the nine months ended March 31, 1999 as compared to a net loss applicable to common stock of $1,235,000 during the same period in the prior year. The loss is attributable to the 17% decline in net sales somewhat offset by significant operating expense reductions created by implementing the post-merger organization plan.


Liquidity and Capital Resources

     The Company's total cash, cash equivalents and purchased marketable securities were $1,943,000 at March 31, 1999, as compared to $4,957,000 at June 30, 1998. Net working capital at March 31, 1999, was $5,917,000, as compared to $6,568,000 at June 30, 1998, a decrease of $651,000. Accounts receivable at March 31, 1999 increased significantly over the June 30, 1998 balance primarily due to the timing of shipments during each respective quarter.

     Expenditures for capital equipment were $571,000 for the nine months ended March 31, 1999, as compared to $927,000 in the prior year.

     During the nine months ended March 31, 1999 the Company has consumed cash approximating $3 million but decreased its short-term bank borrowings by approximately $900,000. The cash consumption during this period is attributable to the payment of merger related expenses of approximately $1.2 million and a $1.2 million increase in accounts receivable due to the timing of shipments during each respective quarter. In order to fund current operations and the payment of merger related expenses the Company has in place credit facilities with a commercial bank in the United States and a commercial bank in the United Kingdom. Following is a description of these credit facilities:

     Facility with U.S. Bank--In December 1998, the Company entered into a $2,500,000 revolving line of credit agreement with a commercial bank (U.S. Agreement) which expires December 31, 1999. Loans made pursuant to the U.S. Agreement are secured by all assets in the United States and bear interest at varying rates, as defined. The rate for borrowings at March 31, 1999 was prime (7.75%) plus 1.0%, for a total rate of 8.75%. Borrowings are limited to a lending formula which is based on eligible trade accounts receivable, as defined. At March 31, 1999 the balance outstanding was $473,000. The U.S. Agreement contains a number of covenants including the maintenance of certain financial ratios and the prohibition of certain transactions, as defined. The failure of the Company to meet each covenant could be considered an event of default which would enable the lender to demand immediate acceleration of the loan. As a result of the loss incurred in the quarter ended March 31, 1999, the Company violated one of the financial covenants of the U. S. Agreement. The Bank issued a written waiver of this violation. Any significant negative change to the lending formula under this agreement or acceleration of amounts due would have a material negative impact upon the Company's ability to fund its

1999 operating plan.

     Facility with U.K. Bank--In December 1998, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,610,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (5.5% at March 31, 1999) plus 1.75%, for a total rate of 7.25% at March 31, 1999. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At March 31, 1999 the balance outstanding was (Pounds)581,000 (approximately $938,000). Any significant reduction in the borrowing capacity allowable under this agreement or acceleration of amounts due would have a material negative impact upon the Company's ability to fund its 1999 operating plan.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (5.5% at March 31, 1999) plus 1.50%, for a total rate of 7.0% at March 31, 1999. The note is payable in 2002. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

     Management believes that through its cash resources and currently available debt facilities it will have adequate resources to fund the Company's 1999 operating plan. The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint ventures. In order to fund such transactions the Company may find it necessary to seek additional capital via either a debt or equity offering.


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

     The Company has completed a detailed assessment of its internal systems and will have to replace portions of software used internally so that its computer systems will function properly with respect to dates beginning in 2000, and thereafter. Year 2000 compliance questionnaires are being sent to key suppliers and a monitoring process has been established to ensure the suppliers respond and comply with the requirements. Compliance testing of a substantial portion of the areas covered by the Company's Y2K plan was completed by March 31, 1999 and areas tested required no corrective action. Compliance testing of the remaining areas are scheduled for completion by June 30, 1999. Any necessary corrective actions are scheduled for completion by August 31, 1999. The total Year 2000 project cost is not expected to be material in relation to the Company's financial position or results of operations.

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


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

                            Blue Wave Systems Inc.

                          Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)


     11(a) Computation of Per Share Loss for the three months ended March 31, 1999 and 1998.

     11(b) Computation of Per Share Loss for the nine months ended March 31, 1999 and 1998.

     27        Financial Data Schedule (filed electronically only).

(b)  Reports on Form 8-K

     None.

                            Blue Wave Systems Inc.


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Blue Wave Systems Inc.


Date: May 14, 1999                           By   /s/  Charles D. Brockenbush
      ------------                              --------------------------------
                                                Charles D. Brockenbush
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                 Exhibit Index

Exhibit
  No.        Description
-------   ----------------------------
11(a) Computation of Per Share Loss for the three months ended March 31, 1999 and 1998.

11(b) Computation of Per Share Loss for the nine months ended March 31, 1999 and 1998.

27        Financial Data Schedule (filed electronically only).