Form 10-K
period 1999-06-30
BLUE WAVE SYSTEMS INC
filed 1999-09-28
CIK 949587

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) or the Securities Exchange
---  Act of 1934 for the fiscal year ended June 30, 1999.

     Transition report pursuant to section 13 or 15(d) of the Securities --- Exchange Act of 1934.

                         Commission File Number: 0-26858

                             BLUE WAVE SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                       41-1425902
(State or other jurisdiction of                          I.R.S. Employer
 incorporation or organization)                       Identification Number)

    2410 Luna Road, Carrollton, TX                            75006
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (972) 277-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
        -------------------                        -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 20, 1999 as reported on the Nasdaq National Market, was approximately $55,660,000.

As of September 20, 1999, Registrant had outstanding 14,341,980 shares of Common Stock.

                       Documents Incorporated by Reference

     Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of
         Stockholders to be held November 16, 1999 are incorporated by reference in Part III.

                                     Part I


Item 1.  Business

General

  Blue Wave Systems Inc. (the "Company" or "Blue Wave Systems") designs, develops and markets programmable digital signal processing ("DSP") computing sub-systems that are used in telecommunications, communications analysis, medical imaging, radar, sonar and other systems. The Company's products typically consist of open standards based DSP computing boards (utilizing commercially available DSP microprocessors) optimized for different application groups (e.g. telecommunications, wireless communications, or medical imaging) together with the Company's own software that simplifies the use of those platforms and enables customers to integrate the platform with their own software. The Company specializes in products that have a high processing density and are scalable to fit the processing demands of a given system. The Company's products are typically sold to original equipment manufacturers ("OEMs"), systems integrators, research organizations, and military/aerospace contractors who integrate the Company's products into their own products or equipment. The Company was formed in April 1998 upon the combination of Mizar, Inc. ("Mizar") and Loughborough Sound Images Ltd. ("LSI"), a company based in the United Kingdom.

Products and Markets

  Historically, the Company's products have been designed as DSP-based technology platforms for a broad range of applications. In fiscal 1999, the majority of the product development expenditure was for products intended primarily for communications systems. The Company believes more than a third of its orders in 1999 were for telecommunications or government communications applications. A further third of its orders in 1999 were for defense electronics and the remainder of its orders spanned a broad range of applications including medical electronics and acoustic test systems. The Company expects, in line with its strategy described below, to increase the proportion of its business represented by communications applications and is concentrating its new product development activities on those applications. The Company's products use commercially available DSP microprocessors and general-purpose microprocessors to create DSP computing platforms that contain multiple DSP microprocessors. The Company's products are designed to address those applications that require either many signals to be processed (as is typical in many speech and data applications) or require those applications to impart a large amount of processing power on the signals (as is typical in many new wireless applications). The market for high performance DSP-based sub-systems and components has traditionally experienced rapid technological change, which requires high levels of expenditures for research and development. The Company must continue to introduce DSP-based products in order to retain its competitive position and will be required to constantly enhance its existing products and successfully develop new products.

  Communications Products. The Company produces a range of products that are part of the ComStruct(TM) family and include open standards platforms described below and a software product, FACT(TM), that is designed to operate in conjunction with those platforms. These products are designed to meet the needs of customers producing equipment for the telecommunications infrastructure. Specific application areas include the following: voice over internet gateways that interconnect the public telephone network to the internet; high capacity voice archival systems that monitor calls and record them for later reference; wireless transcoders that interface cellular and other wireless systems to the public telephone network; modem pools that require specific non-standard modems to be interfaced to a data network; wireless internet gateways that interconnect cellular wireless systems directly to the internet; telecommunications test equipment and network simulators; 3rd generation wireless systems including demodulation, modulation, and vocoder functions, and; enhanced services platforms that provide value added services to voice networks including hands free dialing, email reading, and voice mail.

  The FACT Framework Architecture for Communication Technologies is a software product that is designed to operate with the Comstruct communications processing platforms. The FACT software runs on both the Comstruct platforms and the host computing system that is controlling those platforms. The FACT software supports a range of operating systems including Sun Microsystems(TM) Solaris Operating Environment(TM), Microsoft(R) Windows NT(R), and Wind River(R) Systems' VxWorks(R). The main benefit of the FACT software is its management of the DSP sub-system and its ability to dynamically allocate DSP resources within the sub-system to tasks determined by the customer's application. The FACT software is portable across operating environments and is designed to be rapidly and readily adapted to individual customer's systems through a series of open interfaces. The software also provides the customer with an open interface for the DSP algorithms enabling the customer to easily integrate DSP functions supplied by Blue Wave Systems, other 3rd parties, or integrate their own proprietary algorithms and intellectual property. FACT is a key part of the ComStruct product range and not only reduces the customer's time to market but provides a high reliability software framework that is used in deployment to manage the DSP sub-system. Additional versions of the product will continue to be developed, adding to its capabilities and increasing the support for a variety of applications.

  The first platforms in the ComStruct range, the PCI6400 and CPCI6400, were launched in January 1999. These platforms provide for between 80 and 120 channels which can be processed in applications requiring some form of speech coding (such as voice over internet, voice archival). The second generation of these products is now being developed that significantly increase (more than double) the number of channels that can be processed by the platform. These will be released during fiscal year 2000.

  The second platform in the ComStruct range is the VME6420. This product provides a high density of processing power and, by virtue of its design and architecture, high bandwidth interconnection between the processor nodes and external systems. This product was designed to target wireless communication applications and during 1999 had been designed into multiple systems that are being used to trial 3rd generation wireless systems.

  Other products. The Company has a range of general-purpose DSP board products that use open standard interfaces such as PCI and VME to interface to the customer's systems. These products generally contain multiple DSP microprocessors. These products are designed to be general purpose and are applicable to many applications. The Company has design-wins for these products in a variety of applications including government communications, communications test equipment, medical imaging, medical instrumentation, acoustic test equipment, industrial inspection and military/aerospace applications such as radar and sonar. In addition, the Company has variants of these products that are designed to operate in harsh environments where shock, vibration and temperature extremes are present. These products are used in a number of military/aerospace applications. DSP technology moves rapidly and most of these products use earlier generations of DSP microprocessors. During the fiscal year ended June 1999, the PCI/C6600 product development was completed. This product, using the latest generation DSP microprocessors (and the same generation as used in the ComStruct range) is intended to provide a next generation general-purpose DSP solution.

Strategy

  Blue Wave Systems' has been supplying open standards DSP platforms to a broad range of customers in the communications, defense, industrial and medical industries. The strategy is to build upon its position and skills as a leading supplier of DSP platforms to become the leading supplier of high-density DSP sub-systems for the communications industry. The Company has been using its knowledge of designing and manufacturing high density DSP platforms, and its knowledge of the software architectures of high density DSP sub-systems within telecommunication systems to develop a new product range called Comstruct. The Company intends to continue to exploit the increasing adoption of open standards and the increasing performance of commercially available DSP chips to enhance and expand its solutions for telecommunications, in particular targeting high value applications. The key elements of the Company's strategy include the following:

  Target applications within the Telecommunications Industry. Many of the Company's latest generation of products are designed to address the demands of specific application areas such as call recording and screening, speech transcoding, and voice over packet (or VoIP), and 3rd generation wireless. The Company's strategy is to address applications within telecommunications by incorporating relatively unique value-added design and software features that optimize performance for a specific application type. According to third party studies the market for standards-based board level telecommunications products is expected to experience an annual growth rate of approximately 40% during each of the next several years.

  Provide Enabling Technology. The Company has focused its product line on those applications where high performance, product quality, and reliability are the customer's most important product considerations. The Company's products permit customers to decrease the time required developing their products, with the benefit of reduced risk and time to market. The Company will continue to provide solutions that enable its customers to gain the benefits of the latest commercially available DSP technology.

  Partnership with Key Technology Providers. The Company's products use DSP chips supplied by the major semiconductor manufacturers. The ComStruct products use DSP chips exclusively from Texas Instruments chosen because of their suitability to the high-density communications applications targeted by the Company. The Company believes that these applications are significant to Texas Instruments and that they will continue to develop their DSP chip product range allowing Blue Wave Systems to further enhance the performance of its products. The Company also builds partnerships with other technology providers that target the same customer base as the Company and have complementary technology to those of the Company.

  Global Support. The Company's primary customer base consists of large companies that have operations throughout the world. The Company believes that it has the ability to provide global life cycle support for its customers. For example, a customer may have an application software development group in France which requires intensive local assistance during early portions of the customer's product development cycle. As that product is deployed the Company is capable of providing logistics to supply the DSP sub-system to production facilities throughout the world.

  Provide Professional Services. The Company's customers on occasion require modifications or small additions to the standard product in order to integrate it into their own product. The Company believes that the ability to make such modifications rapidly and assist customers with systems integration is a key factor in maintaining a competitive advantage.

DSP Products

  The Company's product line spans a wide variety of processor families, computer bus architectures, and customization and scalability options.

  Processor Families.  Certain of Blue Wave Systems' products utilize a variety
  -------------------
of DSP and RISC (Reduced Instruction Set Computing) microprocessors available from the leading suppliers in the industry including Texas Instruments ("TI"), Analog Devices, Lucent and Motorola. These suppliers offer varying types of microprocessors that are differentiated based on feature sets, interoperability, performance and cost. The majority of the Company's product shipments incorporate DSPs from TI.

     Texas Instruments. According to published industry studies, TI is the largest provider of DSP microprocessors. Blue Wave Systems products utilize
TI's C6x, C4x, C3x, and C8x.   The C6x, and C4x families include a range of
processors that are targeted for applications such as wireless or wireline communications, or dense multiprocessor radar systems. The Company believes that it was first to market with a subsystem based on TI's new C6x family. Additionally, the Company believes that the C6x family will achieve widespread acceptance and be "designed-in" to a number of new applications. As a result, the Company's product line now includes variants of approximately 16 products based on TI's C6x family. There are a number of existing applications that continue to utilize other processors, such as the C4x, in existing systems. The majority of the Company's revenues are comprised of products based on TI DSPs.

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

  Computer Bus Architectures.  All of the Company's products are considered
  ---------------------------
"open architecture" compliant as it relates to computer bus structures.
Industry standard setting organizations, such as the IEEE (The Institute of Electrical and Electronics Engineers, Inc.), VITA (VMEbus International Trade Association), and PICMG (PCI Industrial Computer Manufacturers Group), garner consensus for a particular type of computing architecture and then publish compatibility design specifications that can be used by suppliers such as Blue Wave Systems. This ensures that system designers can incorporate computing modules from a variety of potential suppliers in order to achieve a desired performance/cost metric. Each bus contains differing performance specifications which enable system designers to choose the appropriate bus structure for their system.

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

  Scalability and Customization Options.  Many of the Company's products are
  --------------------------------------
scalable as it relates to the number of DSPs, memory modules, I/O (input/output) devices, and level of ruggedization. The Company believes that the scalability and compatibility of its products is key to its strategy of enabling its customers to speed their product to market. For example, the customer's application software development can begin early by using a first generation off-the-shelf design from the Company. As the customer refines its system design for mass deployment it may be desirable to change the DSP sub-system. This can vary from relatively minor changes to memory modules or more ambitious changes designed to significantly reduce system costs or significantly improve system throughput. These adaptations occur often and enable the Company's customers to achieve a desired performance/cost metric and feature set, as well as recoup their initial application software development investment.

  The prices for the Company's DSP sub-systems can range from approximately $2,000 for a single DSP PCI board to well over $20,000 for dense multi-processor designs.

Non-DSP Products

  The Company continues to sell its prior generation of non-DSP computing sub-systems, primarily to existing commercial customers who have previously designed these products into their equipment which they continue to market for industrial automation applications. The Company does not actively market these products and is not currently designing any new non-DSP products. Sales of these products declined to approximately $1,118,000 in 1999 as compared to $3,064,000 and $3,806,000 in 1998 and 1997, respectively. This downward trend is expected to continue.

Sales and Marketing

  The Company uses its own direct sales force and, to a lesser extent, independent manufacturer's representatives and distributors to market its products. The Company's customers frequently require that a product be tailored to their particular requirements. The Company believes that it is advantageous to have its own employees interacting directly with customers on a world-wide basis in order to fully understand their requirements. Blue Wave Systems' sales personnel generally have engineering or technical backgrounds which the Company believes enhances their ability to create relationships with their customer counterparts, who are typically design and systems engineers. The

Company maintains its Corporate and North American headquarters in a suburb of Dallas, Texas, USA, and a European headquarters in Loughborough, Leicestershire, England. Regional sales and support staffs are located in Paris, France; Munich, Germany; and Helsinki, Finland; as well as the East Coast, West Coast, and central region of the USA.

Customers

   The Company's customer base consists primarily of OEMs, defense contractors and research organizations which incorporate the Company's products as a part of their systems. Typically, these customers initially purchase a small volume of products for development testing and comparison to competitive products. If upon completion of testing the customer elects to incorporate the Company's product into its design, it frequently purchases the Company's standard or customized products in higher volumes. Many global companies are users of the Company's DSP sub-systems including:

   Motorola                          Sun Microsystems
   The Boeing Company                Government of Israel
   Ericsson                          GDE Systems
   GE Medical Systems                IBM
   Lockheed Martin                   Lucent Technologies
   Nokia                             Northrop Grumman
   Panasonic                         Raytheon
   Schlumberger                      Siemens AG

   During the three years in the period ended June 30, 1999, the Company had two customers that comprised at least 10% of its annual revenue in a given year. Raytheon Company represented approximately 13% of the Company's revenues in fiscal 1998. As governed under the terms of a distribution and manufacturing agreement, Spectrum Signal Processing Inc. represented approximately 14% of the Company's revenues in fiscal 1997. During 1999, no customer individually accounted for more than 10% of revenues.

Backlog

   The Company's backlog includes bookings based upon the receipt of a written purchase order. It generally does not include options in contracts for additional quantities not covered by a current purchase order. The Company's backlog for product expected to be delivered within 12 months at June 30, 1999, was $17,000,000 as compared to $11,298,000 as of the end of fiscal 1998. The Company cautions readers who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Product Development

   Blue Wave Systems has made a significant investment in its engineering group. The Company's current internal design strengths exist in areas such as DSP computing, software for the deployment of DSP sub-systems in telecommunications equipment, architectures for multiprocessor computing, high speed digital circuit design, application software development tools, harsh environment designs, device driver, and customization of designs.

   Over the past year, the most significant investments have been targeted at telecommunications. The telecommunications product development team includes professionals with expertise in telecommunication system architectures, telecommunications application software, algorithms, and radio technology.

   A small portion of the Company's investment in new product development is for general purpose DSP sub-systems suitable for a variety of applications and the completion of military/aerospace product development efforts that were started during fiscal 1998.

   Blue Wave Systems incurred approximately $5,590,000, $6,991,000, and $6,959,000, in fiscal years 1999, 1998 and 1997, respectively, for product development and engineering expenses, exclusive of amounts categorized as discontinued operations in 1997. The reduction in spending for new product development in 1999 is a direct result of merger related synergies created by combining Mizar's and LSI's development teams.

Manufacturing and Quality Control

  The quality and reliability of its products are fundamental to the Company's strategy. The Company's quality control systems have been awarded ISO9001 certification. In addition, most of the Company's software development processes have achieved certification under the internationally recognized Tick-IT standard.

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

  All of the Company's products incorporate electronic components available from a limited number of sources and in certain instances from a single source. The Company believes that electronic component availability is sufficient to meet the demand for its products. The Company's revenues in its third and fourth quarters of fiscal 1999 were adversely effected by production delays at several of its suppliers and subcontractors.

Competition

  The industries and markets in which the Company operates are highly competitive, and the Company believes that competition is likely to intensify. Many of the Company's competitors have substantially greater financial resources, larger engineering and sales staffs, as well as greater name recognition than the Company. The Company has direct competitors which use DSP technology similar to that of the Company. The Company also has competitors offering technologies other than programmable DSPs for signal/image processing applications. These technologies include application-specific integrated circuits ("ASICs"), fixed program DSPs, and programmable non-DSP processors. Often, the Company competes with the in-house design department of its customers. The Company believes that the increasing adoption of open standards by telecommunication equipment manufacturers and other customers is expanding the market for the Company's products.

  New or improved products can be expected from competitors in the future. Market participants must compete on many fronts, including processing capacity, ease of use, product quality, performance, reliability, price, name recognition, financial stability, customer support, development time, engineering expertise, and access to distribution channels.

Intellectual Property

  The Company determined that trademark protection for the ComStruct range of telecommunications products, the FACT range of telecommunications software products and the SoftBand(TM) software radio was desirable, however, the majority of its products are referred to by their part numbers rather than by their specific names. The Company believes that due to the rapid pace of innovation within its industry, factors such as product quality, performance and reliability are more important in establishing and maintaining customer relationships than are the various protections afforded by patents.

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

Employees

  As of June 30, 1999, the Company employed 131 full-time employees, including 36 in product development; 51 in sales, sales support, application engineering, and marketing; 23 in operations; and 21 in finance, IT, general management, and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union.

Combination of Mizar and LSI, and the Formation of Blue Wave Systems Inc.

  Blue Wave Systems was formed as a result of the combination between Mizar and LSI that occurred in April 1998. The combination was completed via a share exchange whereby Mizar issued 7,876,964 common shares in exchange for all of the outstanding capital stock of LSI. Contemporaneous with completion of the combination, Mizar, Inc. amended its articles of incorporation and changed its name to Blue Wave Systems Inc. The Company's common stock now trades on The Nasdaq Stock Market(R) under the symbol BWSI. Mizar's former trading symbol was MIZR.

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

  Quarterly Fluctuations. The Company's quarterly financial results may vary significantly depending upon factors such as the timing of significant orders, the timing and success of new product introductions by the Company and its competitors, and subcontractor delays. In the most recent fiscal years, the Company's business has been increasingly dominated by longer and larger customer contracts. Therefore, the procurement or loss of a single contract, or the change in delivery schedules thereunder, can significantly affect quarterly and annual financial results, including cash flow. Factors such as quarterly variations in financial results could cause the market price of the Company's common stock to fluctuate substantially and cause violations of the Company's debt agreements thereby impacting liquidity.

  Dependence upon Suppliers and Subcontractors. All of the Company's products incorporate electronic components available from a limited number of sources and, in certain instances, from a single source. In the event of shortages of any of the single source components, the Company would be severely impacted.

Delays on the part of certain key suppliers and subcontractors had a significant adverse effect on the Company's revenues during 1999. In addition, the Company has no internal manufacturing capability. In the event that one or more of the several qualified subcontractors currently used by the Company should cease operations or become unable or unwilling to handle the Company's requirements, the Company's relations with its customer may be adversely affected. In many cases, the Company's contracts with its key customers contain remedial and penalty clauses that could be triggered as a result of non-performance by the Company or one of the Company's suppliers or subcontractors.

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

  Defense Industry Customer Concentration. The Company's largest single concentration of customers is prime contractors in the United States military and aerospace industry. For several years the United States federal government has significantly reduced overall defense spending and, in certain cases, delayed or deferred funding for defense applications which in turn has, in certain occasions, adversely affected the Company's revenues. The Company believes, however, that reduced defense spending has increased the demand for efficiency and for upgraded electronics in new and existing defense electronics systems. There can be no assurance that continued defense cutbacks would not adversely affect the Company's customers and its business. Additionally, there has been extensive consolidation of companies in the defense industry, and further consolidation is possible in the future. There can be no assurance that such consolidation will not adversely affect the Company. The combination between Mizar and LSI lessened this customer concentration. The Company's strategy to increase its revenues from the telecommunications sector should further reduce the effects of this concentration.

  Dependence on Key Personnel. The Company is highly dependent on their key sales and technical personnel. There is a well-published acute market shortage of skilled technical personnel that are critical to the Company's success. The Company's future success will depend on its ability to attract and retain highly qualified personnel, which are in high demand in the job marketplace. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its personnel. Mr. Yates, the Company's CEO, is currently on medical leave and is expected to return near the end of calendar 1999.

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

  Historical and Potential Future Operating Losses. Recently, the Company has incurred a net loss of $2,023,000 and $9,942,000 (including a non-recurring provision of $8,426,000 for merger and realignment expenses) in fiscal 1999 and 1998, respectively. The loss incurred in fiscal 1999 is primarily the result of production related problems involving the Company's military/aerospace product line. The loss incurred in 1998 is due primarily to a decrease in the Company's revenues and, to a lesser extent, increased spending for product and market development. Refer to risks identified in "Risk Factors", specifically "Technological Change", "Quarterly Fluctuations", "Dependence upon Suppliers and Subcontractors", and "Defense Industry Concentration." Many of the Company's potential customers, including those involved in the telecommunications and military/aerospace industries, are evaluating new DSP microprocessor technology for their next generation products, which appear to have dramatic performance enhancements as compared to current, widely available DSP microprocessors. Since many customers are in an evaluation stage, and availability of certain new DSP microprocessors is quite limited, the Company's ability to generate significant revenues from new DSP products is currently limited. If demand for the Company's new products is below that currently forecasted, or supply of new DSP microprocessors is less than forecasted, or the Company continues to experience production problems the Company could incur an operating loss during fiscal 2000. In the event the Company experiences continued operating losses in 2000 and, continues to consume working capital the financial institutions which currently provide the Company with credit facilities might alter such facilities. In this situation, the Company may seek alternative sources of working capital. Management believes that the Company will have adequate working capital to fund its operations throughout fiscal year 2000.

  Year 2000 Compliance. Currently, there is a significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modifications, and/or implementation modifications, will be required to enable such software to distinguish between 21st and 20th century dates. The Company has implemented a plan ("Y2K Plan") to attempt to assess and mitigate the potential impact of the Year 2000 problem throughout the Company. The Company uses third-party system software which will need to be modified or replaced in order to be considered Year 2000 compliant. Although the Company believes that its Y2K Plan will adequately address the potential impact caused by the Year 2000 problem, there can be no assurance that the Company's Y2K Plan will be sufficiently comprehensive or that it will be completed on a timely basis. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be Y2K compliant, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. If a key supplier or customer of the Company fails to be Y2K compliant, the Company could suffer a material loss of business or incur significant additional expenses or consume additional working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Initiatives".


Item 2.  Properties

  The Company's general corporate offices and North American headquarters are located in Carrollton, Texas (a suburb of Dallas) where it leases approximately 21,000 square feet at an annual rate of approximately $135,000. This lease expires in 2004 and contains a 5 year renewal option. In North America, the Company also leases offices for regional sales operations on the East Coast, West Coast, and central region of the USA. The Company's European headquarters are located in Loughborough, Leicestershire, England. This 44,000 square foot facility is leased at an annual rate of approximately $860,000.


Item 3.  Legal Proceedings

  None.


Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

  The Company's common stock trades on The Nasdaq Stock Market (R) under the symbol BWSI. Prior to the combination and name change in April 1998, it traded under the symbol MIZR. The following table lists the high and low price for each quarter.

       Fiscal Year 1999        High      Low
       ----------------        ----      ---
     First quarter              3 5/8    2 5/8
     Second quarter             3 1/2    2 1/4
     Third quarter              4 3/4    3 3/8
     Fourth quarter           4 18/32    3 1/4

       Fiscal Year 1998
       ----------------
     First quarter              7 1/8    3 3/8
     Second quarter             6 3/4    5 3/4
     Third quarter                  6    4 1/8
     Fourth quarter             5 3/4  3 19/64

  On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000. An existing institutional shareholder purchased 1,200,000 new common shares from the Company and also received warrants for an additional 1,000,000 shares. The first warrant is for 500,000 common shares and has an exercise price of $3.50 per share. The second warrant is also for 500,000 common shares and has an exercise price of $4.50 per share. Both options are callable by the Company if its common stock trades (as defined) above $5.50 per share and $6.50 per share, respectively, for a period of 10 consecutive days. The agreements governing the placement contain anti-dilution and registration rights requirements.

  As of September 21, 1999, the approximate number of beneficial stockholders was 1,300.

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

  In conjunction with the combination between Mizar and LSI, the Company redeemed all of the mandatorily redeemable preference shares of LSI that were owned by Boston Holdings, Ltd. The aggregate amount of the redemption was (Pounds)5,971,394 (including accrued dividends) (or approximately $10,023,000). Also, contemporaneous with the combination, Boston Holdings, Ltd. exercised for (Pounds)3,318,975 (or approximately $5,571,000), a warrant for common shares of LSI which, upon the share exchange, were converted into 1,903,522 common shares of Blue Wave Systems Inc.

Item 6. Selected Financial Data (Fiscal Years 1995-1997 have been restated to give effect to the combination)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended June 30,
                                                        -------------------------------------------------------------------------
                                                            1999           1998         1997 (1)       1996 (1)       1995 (1)
                                                        -------------  -------------  -------------  -------------  -------------
                                                                        (in thousands, except per share amounts)
Statements of Operations Data:
Net sales                                                    $27,351       $ 32,679       $ 34,388       $ 35,194       $ 32,043
Cost of sales                                                 12,583         15,395         15,599         16,070         14,302
                                                             -------       --------       --------       --------       --------
Gross margin                                                  14,768         17,284         18,789         19,124         17,741
                                                             -------       --------       --------       --------       --------

Operating expenses:
      Product development & engineering                        5,590          6,991          6,959          5,466          5,735
      Sales and marketing                                      7,959          8,065          6,315          5,591          5,092
      General and administrative                               3,375          3,938          5,309          2,952          2,353
      Merger and realignment costs                              (277)         8,426             --             --             --
      Loss on assets held for sale                                --             --             --             --            204
                                                             -------       --------       --------       --------       --------
               Total operating expenses                       16,647         27,420         18,583         14,009         13,384
                                                             -------       --------       --------       --------       --------
Operating income (loss)                                       (1,879)       (10,136)           206          5,115          4,357
Interest and other (expense)                                     (38)           586            483            140            209
                                                             -------       --------       --------       --------       --------
Income (loss) from continuing operations
        before provision for income taxes                     (1,917)        (9,550)           689          5,255          4,566
Provision for income taxes                                       106            255            397            291            899
                                                             -------       --------       --------       --------       --------
Income (loss) from continuing operations                      (2,023)        (9,805)           292          4,964          3,667
Loss from discontinued operations                                 --           (137)        (1,248)        (1,341)        (1,179)
                                                             -------       --------       --------       --------       --------
Net income (loss)                                             (2,023)        (9,942)          (956)         3,623          2,488
                                                             -------       --------       --------       --------       --------
Preference share dividends, accretion and amortiza-
        tion of issuance costs of preference shares               --         (1,512)          (874)            --             --
                                                             -------       --------       --------       --------       --------
Net income (loss) applicable to common stock                 $(2,023)      $(11,454)      $ (1,830)      $  3,623       $  2,488
                                                             =======       ========       ========       ========       ========

Basic net income (loss) per share:
      Continuing operations                                  $ (0.15)      $  (0.89)      $  (0.05)      $   0.48       $   0.40
      Discontinued operations                                     --          (0.01)         (0.12)         (0.13)         (0.13)
                                                             -------       --------       --------       --------       --------
                                                             $ (0.15)      $  (0.90)      $  (0.17)      $   0.35       $   0.27
                                                             =======       ========       ========       ========       ========
Diluted net income (loss) per share:
      Continuing operations                                  $ (0.15)      $  (0.89)      $  (0.05)      $   0.41       $   0.33
      Discontinued operations                                     --          (0.01)         (0.12)         (0.11)         (0.11)
                                                             -------       --------       --------       --------       --------
                                                             $ (0.15)      $  (0.90)      $  (0.17)      $   0.30       $   0.22
                                                             =======       ========       ========       ========       ========
Weighted average shares outstanding:
      Basic                                                   13,076         12,684         10,594         10,457          9,118
                                                             =======       ========       ========       ========       ========
      Diluted                                                 13,076         12,684         10,594         12,218         11,204
                                                             =======       ========       ========       ========       ========

                                                                                        June 30,
                                                                                      ------------
                                                               1999          1998         1997 (1)       1996 (1)       1995 (1)
                                                             -------       --------       --------       --------       --------
                                                                                        (in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash                   $ 1,339       $  1,895       $  3,216       $  1,745       $  4,015
Marketable securities                                             --          3,062          8,598         10,286             76
Working capital                                                4,618          5,936         18,389         14,550          4,650
Total assets                                                  17,978         20,544         31,555         27,993         19,560
Total debt and capital leases                                  2,495          3,137          1,094          3,934          5,758
Stockholders' equity                                           7,347          9,438         13,376         17,607          6,224
--------------------------------------------------------------------------------------------------------------------------------

(1) The accompanying restated consolidated statements of operations, stockholders' equity and cash flows combine Blue Wave's historical statements of operations, stockholders' equity and cash flows for the periods ended June 30, 1997, 1996 and 1995 with the corresponding Loughborough Sound Images Ltd. ("Sub") historical statements of operations, stockholders' equity and cash flows for the periods ended September 30, 1997, 1996 and 1995. The restated consolidated statements of stockholders' equity for the periods ended June 30,1997, 1996 and 1995 reflect the exchange of each Sub common share for 94.632 shares of Blue Wave common stock (see Note 3 to the Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

  Net Sales. Net sales in 1999 were $27,351,000, a decrease of $5,328,000, or 16%, from the $32,679,000 reported in 1998. This decline in revenue is attributable to 1) production delays on three large military/aerospace programs and, 2) the technology transition created by the introduction of a revolutionary new family of DSP microprocessors from Texas Instruments. Historically, the Company has supplied complex products to the military/aerospace industry. This complexity is necessitated by environmental conditions, space and weight constraints, and processing demands. Products of this nature inherently involve greater production risks since many components are only available from one supplier and relatively few subcontractors are available for final assembly. Specifically, during the second half of 1999 the Company experienced supplier delays from vendors of printed circuit boards and memory devices. Additionally, production scheduled at one assembly contractor was also delayed by factors outside the Company's immediate control. All of these factors contributed to approximately $3 million of shipment delays which impacted net sales in 1999. The Company's focus on telecommunications products, which were not impacted by these production delays, will greatly reduce the Company's dependence on complex military/aerospace product sales. As mentioned above, the second factor that led to the decline in net sales was the introduction in 1997 of the C6000 family of DSP microprocessors from Texas Instruments (TI). Historically, the majority of the Company's products incorporate DSP's from TI. The Company believes the first release of the C6000 DSP represented a 10x improvement in performance over the existing widely available DSP's. Commercial OEMs and defense contractors are now developing products that utilize these next generation DSPs which, in turn, creates tremendous opportunities for the Company in a number of emerging application areas such as wireless communications and internet telephony. In the second half of 1999, the Company experienced a significant increase in customer orders for its C6000-based ComStruct line of telecommunications products. Published reports also indicate broad industry adoption of the C6000 DSP in a wide variety of next generation telecommunication products. The Company's strong order flow from customers in the second half of 1999 coupled with the deferment of the delayed product shipments into 2000 led to a 50% annual increase in order backlog as of June 30, 1999. Order backlog as of June 30, 1999, was $17,000,000 as compared to $11,298,000 as of June 30, 1998. On a geographic basis net sales in North America were $9,667,000 in 1999 as compared to $13,332,000 in 1998. Net sales to customers outside North America were $17,684,000 in 1999 as compared to $19,347,000 in 1998. The decline in North American sales is mostly attributable to the production delays described above and, to a lesser extent, the technology transition. The decline in sales to customers outside North America can be attributed to the technology transition. Net sales from the Company's non-DSP products have continued to decline steadily and represented $1,118,000, or 4% of net sales in 1999, as compared to $3,064,000, or 9% of net sales in 1998.

  Gross Margin. Gross margin as a percentage of revenues was 54.0% in 1999, as compared to 52.9% in fiscal 1998. The increase in 1999 is the result of inventory provisions taken in 1998 related to product scrap and obsolescence. A significant portion of the provision for product obsolescence in 1998 is related to the technology transition discussed above. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to factors mentioned above, and changes in customer and specific product mix. Such variations will continue to impact gross margin percentages in future reporting periods.

  Product Development and Engineering. Engineering expenses decreased 20% to $5,590,000, or 20% of net sales in 1999, as compared to $6,991,000, or 21% of net sales in 1998. The decline in absolute spending is the result of implementing the Company's post-merger organization plan immediately after the merger between Mizar and Loughborough Sound Images was completed in April 1998. Duplicate development efforts were eliminated and the use of external contractors was reduced. The post-merger plan for the Company also reflected a reduced level of new product development for the military/aerospace industry and more stringent cost controls for discretionary spending items. The Company's telecommunications product development efforts now comprise over one-half of the Company's new product development effort. The Company believes that the focus on this vertical market will greatly expand its available served market during 2000 and beyond.

  Sales and Marketing. Sales and marketing expenses decreased 1% to $7,959,000, or 29% of net sales, in 1999, as compared to $8,065,000, or 25% of net sales, in 1998. The Company has continued to invest in new market development for its ComStruct line of telecommunications products and for related application and technical support personnel. The Company has also employed additional sales personnel in the United States during 1999.

  General and Administrative. General and administrative expenses decreased 14% to $3,375,000, or 12% of net sales, in 1999, as compared to $3,938,000, or 12%
of net sales, in 1998. The reduction in absolute spending is the result of implementing the Company's post-merger organization plan immediately after the merger was closed in April 1998. The implementation of this plan included the elimination of duplicate functions and activities as well as stringent cost controls. Exclusive of a nonrecurring charge for separation agreements in 1999, general and administrative expenses were reduced by 17% from fiscal 1998.

  Merger and Realignment Expenses. In 1998, the Company provided for estimated costs and expenses associated with completing the merger and implementing the post-merger organization plan. As of the end of fiscal 1999 the Company evaluated the adequacy of the original provision and determined that the estimate of the original provision was overstated by $277,000, or 3% of merger and realignment expenses. Accordingly, this revision in estimate, primarily related to non-cash charges, was reflected as a nonrecurring reduction in operating expenses in 1999.

  Interest Income. Interest income decreased to $84,000 in fiscal 1999, as compared to $506,000 in 1998. Cash reserves available for investment were greatly reduced near the end of 1998 and throughout 1999 as a result of the merger and realignment expenses and operating losses incurred in 1999. With respect to the merger, nonrecurring merger and realignment related expenses and the net cash used to redeem outstanding preference shares consumed over $8 million in cash. Operating losses incurred in 1999 also contributed to the decline in the level of cash available for investment. Only an immaterial amount of cash payments related to the merger will be required in 2000.

  Interest Expense. Interest expense increased to $199,000 in fiscal 1999, as compared to $109,000 in 1998. The increase in interest expense is the result of increased borrowings during 1999. The credit facilities utilized were with a commercial bank in the United Kingdom and a commercial bank in the United States. The increase in the average borrowing level was necessitated by the cash consumed by merger related expenses and transactions as well as the operating loss incurred in 1999.

  Provision for Income Taxes. The provision for income taxes was $106,000 in 1999, as compared to $255,000 in 1998. Despite reported net losses the Company did incur income related taxes in 1999 for state tax due in the U.S. and federal tax due in France. The 1998 provision relates to state tax due in the US and tax due in the UK. The Company recorded a valuation allowance on 100% of the losses in 1999 due to the recent unfavorable operating results. As a result of the significant net losses incurred in previous years, the Company has accumulated a net operating loss ("NOL") carryforward, a portion of which was used to reduce the Company's US federal income tax liability in fiscal years 1992 through 1997. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership of the Company greater than 50%, as defined, within a three-year period occurred twice, once in 1995 and once due to the merger with LSI in 1998. The Company's US annual utilization limitation related to its NOL carryforward is now $1,373,000.

  The Company believes it is more likely than not that it will realize the net deferred tax asset of $545,000 recorded in the balance sheet as of June 30, 1999 and accordingly no valuation allowance has been provided on this portion of the asset. This conclusion is based on (1) changes in operations that have recently occurred, including the acquisition of LSI, which management believes will expand its product capabilities and customer base, (2) cost reductions or synergies gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon the C6x technology, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of calendar year 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

  Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

  Net Sales. Net sales in 1998 were $32,679,000, a decrease of $1,709,000, or 5%, from the $34,388,000 reported in 1997. The decline in revenues is directly attributable to the technology transition created by the advent of the revolutionary new C6000 family of DSP's from TI. The majority of the Company's products incorporate DSP's from TI. The first release of the C6000 DSP represented a 10x improvement in performance over the existing widely available DSP's. Commercial OEMs and defense contractors are now developing products that utilize these next generation DSPs which, in turn, creates tremendous opportunities for the Company in a number of emerging application areas such as wireless communications and internet telephony. However, many of these opportunities are at the expense of existing technologies that are available in plentiful supply. Published reports also indicate broad industry adoption of the C6000 DSP in a wide variety of next generation telecommunication products. On a geographic basis revenues in North America were $13,332,000 in 1998 as compared to $11,307,000 in 1997. Revenues to customers outside North America were $19,347,000 in 1998 as compared to $23,081,000 in 1997. Revenues from the Company's non-DSP products have continued to decline steadily and represented $3,064,000, or 9% of net sales in 1998, as compared to $3,806,000, or 11% of net sales in 1997.

  Gross Margin. Gross margin as a percentage of net sales was 52.9% in fiscal 1998, as compared to 54.6% in 1997. The decline in gross margin percentage is the result of inventory provisions taken in 1998 related to product scrap and obsolescence. A significant portion of the provision for product obsolescence is related to the technology transition discussed above. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to factors mentioned above, and changes in customer and specific product mix. Such variations will continue to impact gross margin percentages in future reporting periods.

  Product Development and Engineering. Engineering expenses increased less than 1% to $6,991,000, or 21% of net sales in 1998, as compared to $6,959,000, or 20%
of net sales in 1997. Absolute spending did not change appreciably during this timeframe as the Company continued to invest in new telecommunications and military/aerospace products.

  Sales and Marketing. Sales and marketing expenses increased 28% to $8,065,000, or 25% of net sales in 1998, as compared to $6,315,000, or 18% of net sales in 1997. This increase is due to the Company significantly expanding its geographic sales and support coverage in Germany and the United States as well as initial marketing expenditures to support the Company's telecommunications market development efforts.

  General and Administrative. General and administrative expenses decreased 26% to $3,938,000, or 12% of net sales in 1998, as compared to $5,309,000, or 15% of net sales in 1997. The decrease is due to the presence of several non-recurring expenses in 1997 including settlement expenses aggregating $677,000 associated with a dispute with LSI's former German distributor; and the recognition of $340,000 of expenses associated with the employment agreement of David Irwin, former President and CEO of Mizar and the executive search fees for his successor. Other expenses incurred in 1997 related to IT and facility expansion.

  Merger and Realignment Expenses. The Company incurred significant costs and expenses to consummate the complex, cross-border transaction with LSI. Also, in conjunction with the merger, the Company realigned its business operations in order to better meet the needs of its customers, capitalize on the synergy between Blue Wave and LSI and to strategically focus the Company on the growing telecommunications market. In fiscal 1998, the Company recorded an $8,426,000 nonrecurring charge for merger and strategic realignment related costs and expenses. In broad terms this provision includes all professional and statutory fees relating to the combination, a non-cash charge related to LSI stock options, and the cost necessary to execute the plan to streamline operations and reduce the Company's cost base from that of two independent companies. Approximately $4,800,000 of the total charge will result in a cash outlay and approximately $3,600,000 of the fiscal 1998 charge was non-cash. In fiscal 1999, the $277,000 reduction of the fiscal 1998 estimate reduced the total non-cash charge to $3,300,000. Professional and statutory fees included legal, accounting, investment banking, and printing fees for both companies as well as a statutory transaction based tax in the UK, and SEC expenses in the US totaling approximately $2,500,000. Other cash outlays, which include travel, excess lease space, and employment severance, aggregated approximately $2,300,000. Of the total provision that will result in cash outlay, approximately $2,700,000 was paid in fiscal 1998 and an additional $1,700,000 was paid in fiscal 1999.

  The $3,300,000 non-cash portion provided for the vesting of stock options at LSI as well as duplicate and excess assets that occurred as a result of merging the two companies. The amount associated with the stock option provision was approximately $2,700,000 and relates to the establishment of a vesting date for LSI options as a result of the combination. Although reflected as a charge against income this provision had no net impact on shareholders' equity since it also increased paid-in-capital. See Note 3 to the Consolidated Financial Statements.

  Interest Income. Interest income declined to $506,000 in 1998, as compared to $611,000 in 1997. In 1998, interest income declined due to a lower level of cash available for investment attributable to cash payments associated with the merger.

  Interest expense. Interest expense declined to $109,000 in 1998, as compared to $205,000 in 1997. The decrease in interest expense is due to debt reductions made possible by utilizing the (Pounds)5,500,000 proceeds from the issuance of the LSI preference shares in April 1997.

  Provision for Income Taxes. The provision for income taxes was $255,000 in 1998. This provision relates to state tax due in the U.S. and tax due in the U.K. The Company recorded a valuation allowance on 100% of the tax losses in 1998 due to the recent unfavorable operating results. As a result of the significant net losses incurred in previous years, the Company has accumulated a net operating loss ("NOL") carryforward, a portion of which was used to reduce the Company's US federal income tax liability in fiscal years 1992 through 1997. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership of the Company greater than 50%, as defined, within a three-year period occurred twice, once in 1995 and once due to the merger with LSI in 1998. The Company's US annual utilization limitation related to its NOL carryforward is now $1,373,000.

  Discontinued Operations. The Company provided $137,000 and $1,248,000 in 1998 and 1997, respectively, related to the discontinuance of a videoconferencing product line being developed at LSI.

Liquidity and Capital Resources

  The Company's cash flow used in operations was $2,423,000, $2,655,000 and $262,000 in fiscal 1999, 1998 and 1997, respectively. Net working capital was $4,618,000, $5,936,000 and $18,389,000 as of the end of fiscal 1999, 1998 and
1997, respectively. Merger related transactions have had a significant negative impact upon the Company's working capital and cash flow from operations during 1998 and 1999 as did the Company's operating losses. The redemption of the preference shares, net of a warrant exercise, consumed approximately $4,500,000 in cash in 1998. Merger and realignment related expenses consumed an additional $1,700,000 and $2,700,000 of cash during 1999 and 1998, respectively. Approximately $200,000 will be paid in fiscal year 2000 for merger related expenses. The merger and realignment provision also included approximately $700,000 of a non-cash provision for inventory and duplicate and excess assets. These non-cash provisions further reduced reported working capital by approximately $500,000. Approximately $1,200,000 was spent in 1998 for capital additions and $280,000 was consumed for debt service. Additionally, a common stock repurchase program at Mizar consumed $573,000 of cash during fiscal 1998. This program was cancelled in December 1997.

  The Company's investment in capital equipment was $701,000, $1,233,000 and $1,842,000 in fiscal 1999, 1998 and 1997, respectively. Capital equipment generally consists of production test equipment, design engineering tools, and computers for general use. The Company's capital expenditure requirements have declined in large part due to merger related synergies that also resulted in a 17% reduction in operating expenses.

  The Company utilizes credit facilities to support its operations. As of June 30, 1999, $1,299,000 was outstanding under a facility with a commercial bank in the United Kingdom. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of June 30, 1999, $408,000 was outstanding under a facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of June 30, 1999, the Company was in violation of all its financial covenants under its agreement with the U.S. bank. In September 1999, all such violations were waived by the financial institution.

  On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 common shares of stock and two warrants for a total of 1,000,000 common shares. The first warrant is for 500,000 common shares and has an exercise price of $3.50 per share. The second warrant, also for 500,000 common shares, has an exercise price of $4.50 per share. Both warrants are callable by the Company if its common stock trades above $5.50 per share and $6.50 per share, respectively, for a period of 10 consecutive days. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes a financing or warrant issuance below the price levels of this placement within defined time periods. The Company will use the proceeds of the placement for general working capital purposes including reducing current borrowing levels.

  In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of Sub, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated financial statements.

  Management believes that through its current cash resources, including proceeds from the private placement, and currently available debt facilities it will have adequate resources to fund the Company's 2000 operating plan. If the Company incurs significant losses during fiscal year 2000, liquidity could be significantly impaired if the Company's debt facilities are materially altered or cancelled. In the event this occurred, the Company may find it necessary to secure other sources of working capital.

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

  The Company is in the final stages of completing a detailed assessment of its products and internal systems. The status of testing on the Company's product range is available for customers on the Company's web site and this details the Year 2000 conformity status of individual products. Specific customer requests for Year 2000 information are dealt with on an individual basis. While the Company is working closely with its suppliers of third party products to ascertain their status, the Company cannot offer any assurances that these are Year 2000 compliant and customers are advised to check with the appropriate third party. The Company's customers are informed that, in the majority of cases, Blue Wave products form only one component in a customer's system. The Company therefore advises its customers that it is their responsibility to ensure that their whole system is itself Y2K compliant.

  From the Company's detailed assessment of its internal systems, the Company has instigated a replacement program for those limited portions of software used internally which were not Year 2000 compliant. The Company believes this program will be complete in sufficient time before December 31, 1999 so that computer systems will function properly with respect to dates beginning in 2000, and thereafter. Year 2000 compliance questionnaires have been sent to key suppliers and a monitoring process has been established to ensure the suppliers respond and comply with the requirements.

  Compliance testing of a substantial portion of the areas covered by the Company's Y2K Plan was completed by March 31, 1999 and areas tested required limited corrective action. Compliance testing of the remaining areas is scheduled for completion by October 31, 1999. Any necessary corrective actions are scheduled for completion by

November 30, 1999. The total Year 2000 project cost is not expected to be material in relation to the Company's financial position or results of operations.

  Although the Company believes that its Y2K Plan will adequately address the potential impact caused by the Year 2000 problem, there can be no assurance that the Company's Y2K Plan will be sufficiently comprehensive or that it will be completed on a timely basis. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be Y2K compliant, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. If a key supplier or customer of the Company fails to be Y2K compliant, the Company could suffer a material loss of business or incur significant additional expenses or consume additional working capital.

Recently Issued Accounting Pronouncements

  The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments For Hedging Activities." This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for all quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not invested in derivatives nor utilized derivative financial instruments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 7A of Form 10-K and by Item 305 of Regulation S-K does not require additional disclosure of the Company at this time.

Item 8.  Financial Statements and Supplementary Data

  See Financial Statements beginning on page F-1.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

  The directors and executive officers of the Company are as follows:

Name                       Age                                 Position
-------------------------  ---  ----------------------------------------------------------------------
Simon Yates                 36  Chief Executive Officer and Director
Rob N. Shaddock             41  Executive Vice President, Director and Interim Chief Executive Officer
Sam K. Smith                67  Chairman of the Board of Directors (1) (2)
John L. Rynearson           52  Director (1) (2)
John R. Forrest             55  Director (1) (2)
Charles D. Brockenbush      39  Vice President Finance, and Chief Financial Officer
M. Keith Burgess            37  Chief Technology Officer
Julian S. Jenkins           34  President - Europe
Kevin Parslow               40  Vice President Worldwide Sales

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

  Simon Yates became Chief Executive Officer and a director on the date of combination, and prior to the combination, had served as Managing Director of LSI since 1995. Mr. Yates joined LSI in 1984 and became a board member in 1988. Mr. Yates was appointed LSI's Technical Director in 1990 and Director of PC Products in 1992. Mr. Yates is currently on medical leave and is expected to return near the end of calendar 1999.

  Rob N. Shaddock joined LSI in October 1992 as Technical Director, when LSI merged with Data Beta Ltd. He served as Marketing Director of LSI from 1997 until the time of the combination. In April 1998, he was named as Executive Vice President and a director of Blue Wave Systems. Due to the current medical leave of Mr. Yates, Mr. Shaddock was appointed Interim Chief Executive
Officer in July 1999.

  Sam K. Smith has been a director since 1994, and interim Chief Executive Officer of Mizar from June 1997 until April 1998. From 1984 until 1993, Mr. Smith was a special partner of Sevin-Rosen Management Co., a venture capital firm. In June 1997, Mr. Smith was named Chairman of the Board of Directors of Mizar and continues to serve in that capacity for Blue Wave Systems. He serves as a director of Hart Graphics, TD Technologies, and Fastsoft, Inc. and as Interim CEO of Input/Output, Inc.

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

  M. Keith Burgess joined Mizar in September 1989 and has served in a variety of engineering and technical marketing management positions. He was named Vice President-Advanced Technology of Mizar in January 1997, and in April 1998, was named Chief Technology Officer for the Company.

  Julian S. Jenkins joined LSI in September 1995 as Finance Director. At the time of the combination, he was appointed as President - Europe, with responsibility for all European operations. Prior to joining LSI, he was a senior manager with a leading international accounting firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 1999.


Item 11.    Executive Compensation

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 1999.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 1999.


Item 13.  Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 1999.

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

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated September 7, 1999 related to the private placement of common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Blue Wave Systems Inc.


Dated: September 24, 1999            By: /s/ Charles D. Brockenbush
                                     ------------------------------
                                     Charles D. Brockenbush, Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Rob N. Shaddock                    Interim President and Chief         Dated: September 24, 1999
-------------------------------------       Executive Officer and Director
         Rob N. Shaddock                    (Principal Executive Officer)



By:  /s/ Simon Yates                        Director                            Dated: September 24, 1999
-------------------------------------
         Simon Yates



By:  /s/ Charles D. Brockenbush             Vice President, Finance             Dated: September 24, 1999
------------------------------------        and Chief Financial
         Charles D. Brockenbush             Officer (Principal Financial
                                            and Accounting Officer)



By:  /s/ Sam K. Smith                       Chairman of the                     Dated: September 24, 1999
------------------------------------        Board of Directors
         Sam K. Smith


By:  /s/ John R. Forrest                    Director                            Dated: September 24, 1999
------------------------------------
         John R. Forrest


By:  /s/ John L. Rynearson                  Director                            Dated: September 24, 1999
------------------------------------
         John L. Rynearson

                             BLUE WAVE SYSTEMS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Report of Independent Public Accountants                                                         F-2
Consolidated Balance Sheets as of June 30, 1999 and 1998                                         F-3
Consolidated Statements of Operations For the Years Ended June 30, 1999, 1998 and 1997           F-4
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended June 30, 1999,
  1998 and 1997                                                                                  F-5
Consolidated Statements of Cash Flows For the Years Ended June 30, 1999, 1998 and 1997           F-6
Notes to Consolidated Financial Statements                                                       F-7
Schedule II - Valuation and Qualifying Accounts                                                  F-22
Report of Independent Accountants                                                                F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Blue Wave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Blue Wave Systems Inc. (formerly Mizar, Inc.) and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. The consolidated financial statements give retroactive effect to the merger with Blue Wave Systems Ltd. (formerly Loughborough Sound Images Limited) on April 27, 1998, which has been accounted for as a pooling of interests as described in Note 1. These consolidated financial statements and Supplemental Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We did not audit the consolidated financial statements of Blue Wave Systems Ltd. included in the restated consolidated financial statements of the Company for fiscal year 1997, which statements reflect total revenues constituting 67% of the related consolidated total. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Blue Wave Systems Ltd., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1999, after giving retroactive effect to the merger with Blue Wave Systems Ltd. as described in Note 1, all in conformity with generally accepted accounting principles.

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



                                               ARTHUR ANDERSEN LLP



Dallas, Texas
August 24, 1999
(except with respect to
 the matter discussed in
 Note 8, as to which the
 date is September 17, 1999)

                             Blue Wave Systems Inc.

                           Consolidated Balance Sheets
                          As of June 30, 1999 and 1998
                   (in thousands, except par value per share)


                                                                                          As of June 30,
                                                                                        1999        1998
                                     ASSETS                                           ---------    --------
                                     ------
Current assets:
    Cash and cash equivalents                                                          $    551    $  1,060
    Restricted cash                                                                         788         835
    Marketable securities, at fair value                                                     --       3,062
    Accounts receivable, net of allowances of $198 and $336, respectively                 6,266       4,975
    Inventories, net                                                                      5,119       4,156
    Prepaid expenses and other                                                              541         612
    Deferred tax asset                                                                      271         271
                                                                                       --------    --------
                         Total current assets                                            13,536      14,971
                                                                                       --------    --------

Plant and equipment:
     Machinery and equipment                                                              7,211       7,320
     Furniture and fixtures                                                               2,643       2,876
                                                                                       --------    --------
                                                                                          9,854      10,196
     Less accumulated depreciation                                                       (6,584)     (5,838)
                                                                                       --------    --------
                         Plant and equipment, net                                         3,270       4,358
                                                                                       --------    --------

Deferred tax asset-noncurrent                                                             1,095       1,110
Other assets                                                                                 77         105
                                                                                       --------    --------
                         Total assets                                                  $ 17,978    $ 20,544
                                                                                       ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                  $  5,071    $  2,402
     Accrued compensation                                                                   437         706
     Other current liabilities                                                            1,703       3,625
     Lines of credit                                                                      1,707       2,302
                                                                                       --------    --------
                         Total current liabilities                                        8,918       9,035
                                                                                       --------    --------

Deferred income taxes                                                                       821         870
Noncurrent liabilities                                                                      104         366
Long-term debt, net of current maturities                                                   788         835
                                                                                       --------    --------
                         Total liabilities                                               10,631      11,106
                                                                                       --------    --------

Stockholders' equity:
       Preference stock, $.01 par value; 1,000 shares authorized; no shares
             issued and outstanding at June 30, 1999 and 1998, respectively                  --          --
      Common stock, $.01 par value; 50,000 shares authorized; 13,665 and 13,537 shares issued; 12,919 and 12,791 shares outstanding at June 30, 1999
            and 1998, respectively                                                          137         135
      Additional paid-in capital                                                         23,103      22,973
      Accumulated deficit                                                               (14,231)    (12,208)
      Accumulated other comprehensive loss                                                 (261)        (61)
                                                                                       --------    --------
                                                                                          8,748      10,839
                                                                                       --------    --------
     Less -- treasury stock, at cost                                                     (1,401)     (1,401)
                                                                                       --------    --------
                         Total stockholders' equity                                       7,347       9,438
                                                                                       --------    --------
                         Total liabilities and stockholders' equity                    $ 17,978    $ 20,544
                                                                                       ========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             Blue Wave Systems Inc.

                      Consolidated Statements of Operations

            For the Fiscal Years Ended June 30, 1999, 1998, and 1997
                    (in thousands, except per share amounts)

                                                                                   For the Fiscal Years
                                                                               1999        1998        1997
                                                                             --------    --------    --------
Net sales                                                                    $ 27,351    $ 32,679    $ 34,388
Cost of sales                                                                  12,583      15,395      15,599
                                                                             --------    --------    --------

                    Gross margin                                               14,768      17,284      18,789

Operating expenses:
     Product development and engineering                                        5,590       6,991       6,959
     Sales and marketing                                                        7,959       8,065       6,315
     General and administrative                                                 3,375       3,938       5,309
     Merger and realignment costs                                                (277)      8,426          --
                                                                             --------    --------    --------

                    Total operating expenses                                   16,647      27,420      18,583
                                                                             --------    --------    --------

Operating income (loss)                                                        (1,879)    (10,136)        206
                                                                             --------    --------    --------

Other income (expense):
     Interest expense                                                            (199)       (109)       (205)
     Interest income                                                               84         506         611
     Other, net                                                                    77         189          77
                                                                             --------    --------    --------

                    Total other income (expense)                                  (38)        586         483
                                                                             --------    --------    --------

Income (loss) from continuing operations before provision for income taxes     (1,917)     (9,550)        689
                                                                             --------    --------    --------

Provision for income taxes                                                        106         255         397

Income (loss) from continuing operations                                       (2,023)     (9,805)        292

Loss from discontinued operations, net of tax benefit of $0, $62,
                    and $560, respectively                                         --        (137)     (1,248)
                                                                             --------    --------    --------

Net loss                                                                       (2,023)     (9,942)       (956)

Preference share dividends, accretion and amortization of issuance costs
                    of preference shares                                           --      (1,512)       (874)
                                                                             --------    --------    --------

Net loss applicable to common stock                                          $ (2,023)   $(11,454)   $ (1,830)
                                                                             ========    ========    ========

Basic net loss per share:
        Continuing operations                                                $  (0.15)   $  (0.89)   $  (0.05)
        Discontinued operations                                                    --       (0.01)      (0.12)
                                                                             --------    --------    --------
                                                                             $  (0.15)   $  (0.90)   $  (0.17)
                                                                             ========    ========    ========

Diluted net loss per share:
        Continuing operations                                                $  (0.15)   $  (0.89)   $  (0.05)
        Discontinued operations                                                    --       (0.01)      (0.12)
                                                                             --------    --------    --------
                                                                             $  (0.15)   $  (0.90)   $  (0.17)
                                                                             ========    ========    ========

Weighted average common shares outstanding:
        Basic                                                                  13,076      12,684      10,594
                                                                             ========    ========    ========
        Diluted                                                                13,076      12,684      10,594
                                                                             ========    ========    ========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             Blue Wave Systems Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Fiscal Years Ended 1999, 1998 and 1997
                                 (in thousands)


                                                                                            Accumulated
                                                                                               Other      Retained
                                                  Common Stock       Paid-In     Treasury  Comprehensive  Earnings
                                              Shares   Par Value     Capital      Stock    Income (Loss)  (Deficit)     Total
                                              ------   ---------     -------     --------  -------------  ---------   ---------
BALANCE, beginning of fiscal                  11,383   $     114     $13,696     $   (586) $          60  $   4,323   $  17,607
      year 1997
   Issuance of common shares                      57           1         204           --             --         --         205
   Issuance of warrants                           --          --         583           --             --         --         583
   Issuance of common shares
     for exercise of stock options                 5          --          11           --             --         --          11
   Purchase of treasury stock,
     at cost                                    (625)         (7)         (3)        (514)            --     (2,258)     (2,782)
   Purchase of shares for ESOP                    --          --          --         (810)            --         --        (810)
   Payments on employee loans
     for exercise of stock options                --          --           4          --              --         --           4
   Dividend, accretion and amorti-
     zation of issuance costs                     --          --          --          --              --       (874)       (874)
   Tax effect of disqualifying
     dispositions                                 --          --         263          --              --         --         263
   Net loss                                       --          --          --          --              --       (956)       (956)
  Other comprehensive income:
        Unrealized gain on
           marketable securities                  --          --          --          --              50         --          50
        Foreign currency translation              --          --          --          --              75         --          75
                                                                                                                       --------
                       Comprehensive loss         --          --          --          --              --         --        (831)
                                            --------    --------    --------    --------        --------   --------    --------
BALANCE, end of fiscal year 1997              10,820         108      14,758      (1,910)            185        235      13,376
   Issuance of common shares
     and treasury stock for
     exercise of stock options                   814           8         371         220              --         --         599
   Loss on issuance of treasury
     shares for option exercises                  --          --          --         862              --       (862)         --
   Issuance of common shares
     for exercise of warrants                  1,903          19       5,552          --              --         --       5,571
   Purchase of treasury stock,
     at cost                                      --          --          --        (573)             --         --        (573)
   Variable stock option expense                  --          --       2,741          --              --         --       2,741
   Write-off of preference share
      issuance costs                              --          --        (449)         --              --         --        (449)
   Dividend, accretion and amorti-
     zation of issuance costs                     --          --          --          --              --     (1,512)     (1,512)
   Net income from overlapping period
     - LSI quarter ended 9/30/97                  --          --          --          --              --       (564)       (564)
   Dividend, accretion and amorti-
     zation of issuance costs of over-
     lapping period                               --          --          --          --              --        437         437
   Net loss                                       --          --          --          --              --     (9,942)     (9,942)
  Other comprehensive loss:
        Unrealized gain on
           marketable securities                  --          --          --          --              16        --          16
        Foreign currency translation              --          --          --          --            (262)       --        (262)
                                                                                                                      --------
                       Comprehensive loss         --          --          --          --             --         --     (10,188)
                                            --------    --------    --------    --------       --------   --------    --------
BALANCE,  June 30, 1998                       13,537         135      22,973      (1,401)           (61)   (12,208)      9,438
   Issuance of common shares
     for exercise of stock options               128           2          99          --             --         --         101
   Payments on employee loans
     for exercise of stock options                --          --          31          --             --         --          31
   Net loss                                       --          --          --          --             --     (2,023)     (2,023)
  Other comprehensive loss:
        Foreign currency translation              --          --          --          --           (200)        --        (200)
                                                                                                                      --------
                       Comprehensive loss         --          --          --          --             --         --      (2,223)
                                            --------    --------    --------    --------       --------   --------    --------
BALANCE,  June 30, 1999                       13,665    $    137    $ 23,103    $ (1,401)      $   (261)  $(14,231)   $  7,347
                                            ========    ========    ========    ========       ========   ========    ========

 The accompanying notes are an integral part of these consolidated financial statements.

                             Blue Wave Systems Inc.

                      Consolidated Statements of Cash Flows

                 For the Fiscal Years Ended 1999, 1998 and 1997
                                 (in thousands)

                                                                                   For the Fiscal Years
                                                                               1999        1998       1997
                                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (2,023)   $ (9,942)   $   (956)
     Adjustments to reconcile net loss to net cash
        used by operating activities -
            Depreciation                                                       1,345       1,391       1,256
            Loss on disposal of fixed assets                                      19         151          --
            Variable stock option charge                                          --       2,741          --
            Deferred tax provision (benefit)                                     (34)        (42)       (230)
     Changes in assets and liabilities -
            Accounts receivable, net                                          (1,291)      2,867      (2,069)
            Inventories, net                                                    (963)        446        (253)
            Prepaid expenses and other                                            99         914        (651)
            Accounts payable and accrued liabilities                             425      (1,181)      2,641
                                                                            --------    --------    --------
                         Net cash used by operating activities                (2,423)     (2,655)       (262)
                                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery and equipment                                 (701)     (1,233)     (1,842)
           Proceeds from dispositions of machinery and equipment
             and assets held for sale                                             53          --          98
           Purchases of marketable securities                                     --          --      (3,398)
           Proceeds from maturities of marketable securities                   3,062       5,561       3,903
           Proceeds from sales of marketable securities before maturity           --          --       1,360
                                                                            --------    --------    --------
                         Net cash provided by investing activities             2,414       4,328         121
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from sales of preference shares                               --          --       8,914
           Payment of preference shares issuance costs                            --          --        (827)
           Purchase of ESOP shares                                                --          --        (810)
           Redemption of preference shares                                        --     (10,023)         --
           Exercise of stock warrants and options (net of employee loans)        132       6,170          15
           Net proceeds (net reductions) associated with bank borrowings        (595)      2,302         810
           Restricted cash in escrow                                              --          --        (810)
           Purchase of treasury stock                                             --        (573)     (2,782)
           Net payments on long-term debt and capital lease obligations           --        (284)     (3,796)
                                                                            --------    --------    --------
                         Net cash (used) provided by financing activities       (463)     (2,408)        714
                                                                            --------    --------    --------

           Effect of translation rates on cash                                   (37)        (47)         88
           Effect of overlapping period                                           --        (564)         --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (509)     (1,346)        661
CASH AND CASH EQUIVALENTS, beginning of year                                   1,060       2,406       1,745
                                                                            --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                                      $    551    $  1,060    $  2,406
                                                                            ========    ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
          Cash paid for interest                                            $    208    $    130    $    206
          Cash paid for income taxes                                              --         263       1,090
          Tax effect of disqualifying dispositions on stock options               --          --         263

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BLUE WAVE SYSTEMS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       FISCAL YEARS 1999, 1998, AND 1997
                       ---------------------------------


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Blue Wave Systems Inc. (formerly Mizar, Inc.) (a Delaware corporation) (the "Company", "Blue Wave" or "BWS Inc.") designs, develops and markets programmable Digital Signal Processing ("DSP") computing sub-systems that are used in telecommunications, communications analysis, medical imaging, radar, sonar and other systems. The Company's products are typically sold to original equipment manufacturers, systems integrators, research organizations, and military/aerospace contractors who integrate the Company's products into their own products or equipment. The Company continues to sell its prior generation of non-DSP computing sub-systems primarily to existing commercial customers for industrial automation applications. The Company was formed in April 1998 upon the combination of Mizar, Inc. ("Mizar") and Loughborough Sound Images Limited ("LSI"), a company based in the United Kingdom.

  Blue Wave Systems Limited ("Blue Wave Sub" or "Sub") (formerly Loughborough Sound Images Limited or "LSI") was incorporated in England in 1983 and is registered as a private limited company. Blue Wave Sub, and its wholly owned subsidiaries, are collectively referred to herein as "Sub" or "LSI."

  Certain previously reported amounts have been reclassified to conform with current year presentation.

Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. They give retroactive effect, for all periods presented, to the combination with Sub on April 27, 1998, which has been accounted for as a pooling of interests (see Note 3). The financial statements presented for fiscal year 1997 have been restated to reflect the business combination.

  The accompanying restated consolidated statements of operations, stockholders' equity and cash flows combine Blue Wave's historical statements of operations, stockholders' equity and cash flows for the period ended June 30, 1997, with the corresponding Sub historical statements of operations, stockholders' equity and cash flows for the period ended September 30, 1997 (as combined, the "fiscal year 1997"). The restated consolidated statement of stockholders' equity for the year ended June 30, 1997 reflects the exchange of each Sub common share for
94.632 shares of Blue Wave common stock (see Note 3).

Foreign Currency Translation

  The functional currency of Sub is the United Kingdom pound sterling ("pound sterling") and the functional currency of BWS Inc. is the US dollar.

  The historical financial statements of Sub have been translated into US dollars ("$") from pound sterling ("Pounds" or "(Pounds)") using the exchange rate at each balance sheet date for assets and liabilities, average exchange rate for each period for net sales, costs, expenses and other income and expenses, and at historical rates for stockholders' equity. Translation adjustments have been recorded as a component of other accumulated comprehensive income in the accompanying consolidated statement of stockholders' equity.

Cash and Cash Equivalents

  Cash and cash equivalents include cash placed in money market funds or investments in highly liquid securities with original maturities of three months or less.

Restricted Cash

  In connection with the establishment of an employee stock ownership plan ("ESOP"), Sub has guaranteed the debt of the ESOP. The guarantee required Sub to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated financial statements (see Note 14).

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

Research and Development

  Research and development costs are included in and inseparable from product development and engineering expenses and are charged to expense as incurred. No research and development costs are capitalized.

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

Net Income (Loss) Per Share

  Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (SFAS No. 128). This statement established a new methodology for calculating earnings per share ("EPS"). All periods presented in the accompanying consolidated financial statements have been restated to conform with the requirements of SFAS No. 128. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding, including dilutive securities if net income exists.

  The Company has elected to follow the proforma disclosure requirements promulgated by SFAS No. 123, "Accounting for Stock-based Compensation", and has opted to continue to account for the stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations. The proforma disclosure can be found in
Note 14 to the consolidated financial statements.

Warrant

  On September 28, 1995, the Company completed an initial public offering ("IPO") of 918,000 shares of common stock. The Company sold John G. Kinnard and Company, Incorporated, as an underwriter of the IPO, a five-year warrant to purchase up to 15,000 shares of the Company's common stock, exercisable at $10.20 per share. As of June 30, 1999, this warrant had not been exercised.

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

Recently Issued Accounting Pronouncements

  The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments For Hedging Activities." This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for all quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not invested in derivatives nor utilized derivative financial instruments.

2.  HISTORICAL OPERATING LOSSES AND OPERATING ENVIRONMENT:

  During the last two years, the Company has incurred net losses of $2,023,000 and $9,942,000 (inclusive of a $8,426,000 merger and realignment provision) in fiscal 1999 and 1998, respectively. The loss in 1999 is primarily the result of production related problems involving the Company's military/aerospace product line, and technological changes impacting the Company's served markets which have, in the near term, decreased the Company's revenues. These losses have negatively impacted the Company's working capital.

  Should these production related problems continue or the Company's new products do not achieve an acceptable level of market penetration the Company would likely incur quarterly and annual operating losses during fiscal 2000 which would consume additional working capital. At June 30, 1999, the Company had working capital of $4,618,000 which, on a proforma basis, increases to approximately $7,560,000 after consideration of the Company's $3 million private placement of common stock which closed on August 24, 1999 (see Note 16).

  In the event the Company experiences continued operating losses in 2000 and, continues to consume working capital the financial institutions which currently provide the Company with credit facilities might alter such facilities. In this circumstance, the Company may seek alternative sources of working capital. However, if such events occur management believes that the Company will have adequate working capital to fund its operations throughout fiscal year 2000.

3.  COMBINATION WITH SUB:

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

  In fiscal 1998, the Company recorded an $8,426,000 nonrecurring charge for merger and strategic realignment related costs and expenses. In broad terms this provision includes all professional and statutory fees relating to the combination, a non-cash charge related to LSI stock options, and the cost necessary to execute the plan to streamline operations and reduce the Company's cost base from that of two independent companies. Approximately $4,800,000 of the total charge will result in a cash outlay and approximately $3,600,000 of the charge was non-cash. The $3,600,000 non-cash portion provided for the vesting of stock options at LSI as well as duplicate and excess assets that occurred as a result of merging the two companies. The amount associated with the stock option provision was approximately $2,700,000 and relates to the establishment of a vesting date for LSI options as a result of the combination. Although reflected as a charge against income this provision had no net impact on shareholders' equity since it also increased paid-in-capital. Professional and statutory fees included legal, accounting, investment banking, and printing fees for both companies as well as a statutory transaction based tax in the UK, and SEC expenses in the US totaling approximately $2,500,000. Other cash outlays, which include travel, excess lease space, and employment severance, aggregated approximately $2,300,000. Of the total provision that will result in cash outlay, approximately $2,700,000 was paid in fiscal 1998 and an additional $1,700,000 was paid in fiscal 1999. Approximately $200,000 will be paid in fiscal year 2000.

     In fiscal 1999, the Company revised its estimate of certain merger and realignment charges. This resulted in a reduction of certain accruals. This change in estimate is reflected as a reduction to the merger and realignment costs of $277,000, primarily consisting of noncash charges, in the accompanying consolidated statement of operations. As of June 30, 1999, approximately $353,000 of reserves, primarily for excess facilities and assets, is recorded in the accompanying consolidated balance sheet. The following table presents a summary of the remaining reserves for these expenses, as of June 30, 1999 and 1998, respectively.




         Balance Sheet Classification                           1999              1998
         ----------------------------                        ----------       -----------
         Inventory, net                                      $       --       $   566,000
         Accumulated depreciation                                    --           170,000
         Reserves included in other current liabilities         249,000         1,536,000
         Reserves included in noncurrent liabilities            104,000           366,000
         Accrued compensation                                        --           438,000

     In conjunction with completion of the business combination, there was a redemption, in cash, of redeemable preference shares of Sub owned by Boston Holdings Limited as well as an exercise of warrants for common stock of Sub, also owned by Boston Holdings Limited, which were then exchanged into 1,903,522 shares of Common Stock. The preference shares and warrants of Sub were mandatorily redeemable on the sale or merger of Sub (see Note 16). The resultant net impact of these transactions with Boston Holdings Limited on cash in fiscal 1998 to the combined companies was a net outlay of approximately $4,500,000.

     The table below presents a reconciliation of revenues and net income, as reported in the consolidated statements of income with those previously reported by the Company. The references to Blue Wave in this table are to the Company's historical operating results prior to the acquisition of Sub (amounts in table are in thousands).

                                                        Fiscal Years Ended
                                                    ---------------------------
                                                       1998             1997
                                                    ---------        ----------
     REVENUES:
     Blue Wave                                      $  12,111        $   11,507
     Sub                                               20,568            22,881
                                                    ---------        ----------
                Total consolidated revenues         $  32,679        $   34,388
                                                    =========        ==========

     NET LOSS:
     Blue Wave                                      $  (5,677)       $      179
     Sub                                               (4,265)           (1,135)
                                                    ---------        ----------
                Total consolidated net loss         $  (9,942)       $     (956)
                                                    =========        ===========

     Included in the net loss of Sub for fiscal years 1998 and 1997 are losses from discontinued operations of $137,000 and $1,248,000, respectively (net of income tax benefits of $62,000 and $560,000, respectively). See Note 11.

4.  INVENTORIES:

     Net inventories at fiscal year-end 1999 and 1998, consisted of the following (in thousands):

                                                    1999             1998
                                                   -------          -------
     Raw materials                                 $ 2,326          $ 1,908
     Work-in-process                                 2,185            1,969
     Finished goods                                  1,705            1,893
     Reserves                                       (1,097)          (1,614)
                                                   -------          -------
     Inventories, net                              $ 5,119          $ 4,156
                                                   =======          =======

5.  OTHER CURRENT LIABILITIES:

  At fiscal year-end 1999 and 1998, other current liabilities consisted of the following (in thousands):

                                                      1999     1998
                                                     -------  -------
     Sales representative commissions                 $  383   $   53
     Property tax                                         38       43
     Warranties                                          207      360
     Accrued franchise tax and income tax payable        161      152
     Professional services and other                     185      233
     Merger and realignment                              249    1,536
     Taxes payable, other than income                    376      351
     Other current liabilities                           104      897
                                                      ------   ------
                                                      $1,703   $3,625
                                                      ======   ======

6.  ROYALTIES:

  During fiscal year 1999, the Company paid royalties of $90,000, which were primarily related to an agreement with an engineering service provider which provides for royalties to be paid upon sales of a specific product. During the fiscal years 1998 and 1997, the Company paid royalties of $105,000 and $235,000, respectively, which were primarily related to license agreements with Texas Instruments Incorporated ("TI"). The license agreements allow the Company to use certain products in its DSP sub-system business. The royalties due pursuant to the majority of these licensing agreements were fully paid up in fiscal 1997. On July 11, 1997, TI completed the sale of its DSEG group to Raytheon Company. TI and the Company have executed an agreement whereby all of TI's rights and interests in the licensing agreements have been assigned to Raytheon Company.

7.  MARKETABLE SECURITIES:

  There were no marketable securities held at June 30, 1999. A summary of the amortized cost, unrealized gains and losses, and fair values of available for sale marketable securities at fiscal year-end 1998 is shown in the table below (in thousands):

                                        1998
                            -----------------------------
                              Gross
                            Unrealized  Holding
                            Amortized    Gains     Fair
      Type of Security         Cost     (Losses)   Value
  ------------------------  ----------  --------  -------

  US government                 $1,840      $ 3    $1,843
  Corporate bonds                1,221       (2)    1,219
  Certificate of deposit
                                ------      ---    ------

   Totals                       $3,061      $ 1    $3,062
                                ======      ===    ======

  A comparison of the amortized cost and fair value of the Company's available for sale marketable securities at fiscal year-end 1998, all of which were due in one year or less, approximated $3,061,000 and $3,062,000 at amortized cost and fair value, respectively.

8.   DEBT:

Line of Credit

  The Company utilizes credit facilities to support its operations. As of June 30, 1999, $1,299,000 was outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,600,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's

European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of June 30, 1999, $408,000 was outstanding under a facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains
financial covenants.   As of June 30, 1999, the Company was in violation of all
its financial covenants under its agreement with the U.S. bank. On September 17, 1999, all such violations were waived by the financial institution.

Long-term Debt

  Long-term debt consists of the following (in thousands):
                                                            1999        1998
                                                         ----------  ----------
  Note payable to a commercial bank, interest
  at the bank's base rate, plus 1.5%
  (total rate of 6.5% at fiscal year-end 1999);
  renewed annually; secured by
  escrow of cash in the same amount                       $     788  $      835
                                                          =========  ==========

  The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

9.  INCOME PER SHARE:

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic earnings per share. Additionally, it requires presentation of diluted EPS which is similar to fully diluted EPS, pursuant to APB Opinion No. 15. The net loss per share information for fiscal year 1997 has been restated to reflect the new standard.

  Basic net loss per share for each of the three fiscal years ended 1999 were computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the periods presented, as adjusted, on a historical basis, for the exchange ratio in the combination (Note
3). Diluted net loss per share for each of the three fiscal years ended 1999, were computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding. Other dilutive securities outstanding during these periods were anti-dilutive to the net loss per share calculation. Other dilutive securities included in diluted net income per share are stock options calculated under the treasury stock method using the prevailing average market price for the period presented. Shares used in basic and diluted net loss per share calculations for the fiscal years 1999, 1998, and 1997 are presented below (in thousands):


                                                                             Basic
                                                                    -----------------------
                                                                     1999     1998    1997
                                                                    -------  ------  ------
     Weighted average common stock outstanding
             during the period                                       13,076  12,684  10,594
                                                                     ======  ======  ======

                                                                            Diluted
                                                                    -----------------------
     Weighted average common stock outstanding
              during the period                                      13,076  12,684  10,594
      Other dilutive securities of stock option/warrant programs        N/A     N/A     N/A
                                                                     ------  ------  ------
      Shares used in net loss per share calculation                  13,076  12,684  10,594
                                                                     ======  ======  ======

  Dilutive securities equivalent to 646,000, 990,000 and 1,199,000 shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the Company incurred net losses attributable to common shareholders. The inclusion of these options would have been anti-dilutive to diluted EPS.

10.   COMMITMENTS AND CONTINGENCIES:

  The Company leases certain buildings and equipment under operating leases. Rent expense applicable to operating leases was $1,316,000, $1,337,000 and $1,093,000 for the fiscal years 1999, 1998 and 1997, respectively. At fiscal year-end 1999, the future minimum lease payments required by operating leases were as follows (in thousands):

  2000              $  1,245
  2001                 1,143
  2002                 1,113
  2003                   994
  2004                   970
  Thereafter          13,499

  In prior periods, the Company has been party to certain legal proceedings incidental to its business. The Company accrues for claims that are both probable and for which expected loss can be reasonably estimated. Currently, there are no known claims pending against the Company.

11.  DISCONTINUED OPERATIONS:

  In April 1997, Sub adopted a plan to discontinue its Video Multimedia Group ("VMG") operations in order to focus resources on its digital signal processing products. The VMG operations principally designed, manufactured, and sold products for the video conferencing industry. These activities operated as a distinct business segment, the results of which have been separately disclosed as discontinued operations in the accompanying consolidated statements of operations. The VMG operations were fully abandoned by September 30, 1997. There were no sales of VMG in fiscal 1999 or 1998, and $277,000 of sales of VMG for fiscal year 1997.

12.  SIGNIFICANT CUSTOMERS, RECEIVABLES, AND CONCENTRATION OF CREDIT RISK:

  The following table summarizes sales by major customer group and gross accounts receivable by major customer group for the fiscal years 1999, 1998 and 1997 (in thousands):

                                              1999      1998      1997
                                            --------  --------  --------
  SALES BY CUSTOMER GROUP:
  Commercial and other                       $20,327   $25,135   $27,433
  Prime contractors to the US government       7,024     7,544     6,955
                                             -------   -------  --------
                                             $27,351   $32,679   $34,388
                                             =======   =======  ========

                                              1999      1998
                                             -------   -------
  ACCOUNTS RECEIVABLE BY CUSTOMER GROUP:
  Commercial and other                       $ 4,751   $ 4,090
  Prime contractors to the US government       1,713     1,221
                                             -------   -------
                                             $ 6,464   $ 5,311
                                             =======   =======

  During 1999, no customer individually accounted for more than 10% of net sales. During 1998, one customer accounted for 13% of net sales. During 1997, one customer accounted for 14% of net sales.

13.  OPERATING SEGMENTS:

  Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires companies to identify their operating segments based upon the internal financial information reported to the company's chief operating decision maker. Financial information is reported to the CEO by geographical region and reflects two business segments: North America and Outside of North America. The CEO evaluates the performance of these segments based upon operating income. The accounting policies of these segments are the same as those described in Note 1 to the consolidated financial statements.

  Revenues in North America are derived from all of the Company's customer groups. Revenues outside of North America are derived primarily from telecommunications and other commercial customers.

  The Company's net sales, merger and realignment costs, operating income, capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                      North      Outside of
                                     America   North America     Total
                                     --------  --------------  ---------
  1999
  ----
     Net sales                       $ 9,667         $17,684   $ 27,351

     Merger and realignment costs       (127)           (150)      (277)

     Operating income (loss)          (3,045)          1,166     (1,879)

     Capital expenditures                214             487        701

     Depreciation                        468             877      1,345

     Identifiable assets               6,052          11,926     17,978

  1998
  ----
     Net sales                        13,332          19,347     32,679

     Merger and realignment costs      5,520           2,906      8,426

     Operating income (loss)          (7,217)         (2,919)   (10,136)

     Capital expenditures                531             702      1,233

     Depreciation                        566             825      1,391

     Identifiable assets              10,125          10,419     20,544

  1997
  ----
     Net sales                        11,307          23,081     34,388

     Operating income (loss)            (822)          1,028        206

     Capital expenditures              1,142             700      1,842

     Depreciation                        440             816      1,256

     Identifiable assets              16,955          14,600     31,555

  The percentages of net sales by country of origination that were in excess of 10% of total net sales in fiscal 1999, 1998 and 1997 were: the United States with 35%, 41% and 33%, respectively, and the United Kingdom with 51%, 47% and 58%, respectively.

14.  EMPLOYEE BENEFIT PLANS:

SFAS No. 123 Disclosure

  The Company accounts for its stock option plan and its employee stock ownership plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been determined pursuant to the fair value recognition provisions of SFAS No. 123, the cost would have been $195,000, $250,000 and $131,000 for fiscal 1999, 1998 and 1997, respectively.
The Company's proforma net loss applicable to common stock for fiscal 1999, 1998 and 1997 would have been $(2,218,000), $(11,704,000) and $(1,961,000)
respectively, resulting in a diluted net loss per share of $(0.17), $(0.92) and $(0.19), respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1999, 1998 and 1997: risk-free interest rate of 4.59%, 5.64%, and 6.14%, respectively; expected volatility of 65.49%, 67.09%, and 69.3%, respectively; expected dividend yield of zero and expected lives of 3 years.

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

  All options are granted at fair value on the date of grant. There have been no grants of equity instruments other than options in the periods presented. The following summarizes the activity under the plan (number of shares in thousands):

                                         1999                        1998                1997
                             -----------------------------  ----------------------  ----------------
                                               Weighted                   Weighted          Weighted
                                                Average                    Average           Average
                                               Exercise                   Exercise          Exercise
                                Options          Price         Options      Price   Options   Price
                             --------------  -------------  --------------  ------  --------  ------
Options outstanding,
    beginning of the year            1,254           $2.17          2,173    $2.11    2,147    $2.18
Options granted                        252            2.66            224     4.68      286     4.21
Options exercised                     (128)            .78         (1,095)     .55       (5)    2.21
Options forfeited                     (100)           4.77            (48)    5.37     (255)    5.12
                                    ------                        -------             -----
Options outstanding,
    end of year                      1,278            2.19          1,254     2.17    2,173     2.11
                                    ======                        =======             =====

Options exercisable,
    end of year                        838            1.52            864     1.18    1,170     1.16
                                    ======                        =======             =====

Exercise price range         $.15 to $9.13   $.15 to $9.13  $.15 to $9.13

     The following table summarizes information about the outstanding and exercisable stock options at fiscal year-end 1999 (number of shares in thousands):

                        Stock Options Outstanding        Stock Options Exercisable
                   ------------------------------------  -------------------------
                                             Weighted
                                  Weighted    Average                    Weighted
                      Shares      Average    Remaining       Shares       Average
Range of             at Fiscal    Exercise  Contractual    at Fiscal     Exercise
Exercise Prices    Year-End 1999   Price       Life      Year-End 1999     Price
-----------------  -------------  --------  -----------  --------------  ---------

$ .15 to $2.89               872    $  .98    5.1 years             666      $ .46
$3.25 to $4.88               275      3.92    8.2 years              78       4.21
$5.00 to $6.75                91      5.82    7.3 years              62       5.88
$8.38 to $9.13                40      8.43    6.5 years              32       8.44
                           -----                                  -----
                           1,278                                    838
                           =====                                  =====

Employee Stock Ownership Plan

  In April 1997, Sub established an employee stock ownership plan (the "ESOP") for the benefit of employees of Sub. The ESOP borrowed (Pounds)500,000 ($788,000) from a commercial bank and used the proceeds to purchase 2,358 shares (approximately 223,000 equivalent Blue Wave shares) of Sub's ordinary shares from a director of Sub at (Pounds)212 (approximately $343) per share which was estimated to be the fair value of Sub's ordinary shares. Sub has guaranteed the debt of the ESOP and has placed in escrow cash in an amount equal to the debt. Sub has reflected the guaranteed ESOP debt and a corresponding amount of guaranteed ESOP obligations as a reduction of stockholders' equity in the consolidated balance sheet at fiscal year-end 1999 and 1998. Interest payments in 1999, 1998 and 1997 were $72,000, $76,000 and $35,000, respectively.

  Under the terms of the ESOP, there are approximately 223,000 shares available for the grant of stock options. The options are granted at fair value and are exercisable on a schedule as determined by the Board of Directors. These options expire 10 years after the date of grant or earlier, in accordance with the terms of the stock option agreements. Substantially all of the shares acquired were allocated as stock option grants to employees of Sub during fiscal 1999, as shown in the table below (number of shares in thousands):

                                1999
                       ------------------------
                                      Weighted
                                       Average
                                      Exercise
                         Options       Price
                       ----------- ------------
Options outstanding,
 beginning of the year        -           $   -
Options granted             223            2.98
Options exercised             -               -
Options forfeited             -               -
                          -----  --------------
Options outstanding,
 end of year                223           $2.98
                          =====  ==============

Options exercisable,
 end of year                 75           $3.69
                          =====  ==============

Exercise price range             $2.63 to $3.69

     Of the 223,000 options granted in fiscal 1999, there were 148,000 granted at an exercise price of $2.63 per share. None of the 148,000 options granted were exercisable at June 30, 1999, and the weighted average remaining contractual life of these options was 9.3 years as of June 30, 1999. There were 75,000 options granted at an exercise price of $3.69 per share that were fully exercisable at June 30, 1999, and these have a weighted average remaining contractual life of 3.6 years.

Bonus Plan

  Key full-time employees of the Company are eligible to participate in a bonus program in which yearly bonus amounts are calculated on a predetermined performance formula. There were $0, $26,000 and $23,000 of bonuses earned in 1999, 1998 and 1997, respectively, related to this plan. Bonuses, if earned, are included in accrued compensation in the accompanying consolidated financial statements.

Defined Contribution Plan and Employee Savings Plan

  The Company maintains a defined contribution profit sharing and retirement plan for substantially all US employees. Participants may elect to contribute up to the lesser of the statutory maximum or 20% of total compensation. The Company made total contributions to this plan of $36,000, $35,000 and $15,000 in 1999, 1998 and 1997, respectively.

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

15.  INCOME TAXES:

  At fiscal year-end 1999, Blue Wave had federal and foreign net operating loss
(NOL) carryforwards of approximately $11,000,000 and $3,000,000, respectively, which begin to expire in 2002. Research and development tax credit carryforwards of approximately $41,000 at fiscal year ended 1998, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred in 1995. As a result, Blue Wave was subject to a $2,300,000 annual net operating loss utilization limitation. A change in ownership pursuant to Section 382 also occurred with the combination in 1998. As a result, Blue Wave will be subject to a $1,373,000 annual net operating loss utilization limitation. Blue Wave had net deferred tax assets of $545,000 and $511,000 at fiscal year ended 1999 and 1998, respectively.

  The components of the income tax provisions in the accompanying consolidated statements of operations consisted of the following (in thousands):

CONTINUING OPERATIONS:                                             1999                1998               1997
                                                            ------------------  ------------------  -----------------
State-
 Current                                                                   14               $  31              $  70
 Deferred                                                                   6                  --                 --
Federal-
 Current                                                                   --                  --                557
 Deferred                                                                (518)               (797)              (182)
Foreign-
 Current                                                                  106                 224                 --
 Deferred                                                                (390)                (96)                --
Increase (decrease) in valuation allowance                                908                 893                (48)
                                                                        -----               -----              -----
Provision for income taxes                                                106                 255                397
DISCONTINUED OPERATIONS  Foreign current                                   --                 (62)              (560)
                                                                        -----               -----              -----
                                                                        $ 106               $ 193              $(163)
                                                                        =====               =====              =====

     The US and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                                                        1999         1998         1997
                                                      -------      -------      -------
       US                                             $(1,789)     $(5,646)     $   211
       Foreign                                           (128)      (3,904)         478
                                                      -------      -------      -------
       Income (loss) from continuing operations       $(1,917)     $(9,550)     $   689
                                                      =======      =======      =======

     The difference between the federal statutory tax rate and the effective tax rate for continuing operations is reconciled as follows (in thousands):

                                                       1999        %       1998         %       1997        %
                                                     -------     ---     -------     ----     -------     ---
     Income (loss) tax provision at statutory rate   $  (651)    (34)%   $(3,247)     (34)%   $   222      32%
     Utilization of NOL                                   --      --          --       --         (61)     (9)
     Deduction for state taxes                            14       1          31       --          70      10
     Increase (reduction) in valuation allowance         555      29         443        5         (48)     (7)
     Unrecognized losses                                  --      --          --       --         332      48
     Capital allowance on ineligible property             --      --          --       --         (57)     (8)
     Foreign losses not tax benefited                    105       6       1,317       14          --      --
     Non-deductible merger costs                          --      --       1,538       16          --      --
     Other                                                83       4         173        2         (61)     (8)
                                                     -------     ---     -------     ----     -------     ---
                                                     $   106       6%    $   255        3%    $   397      58%
                                                     =======     ===     =======     ====     =======     ===

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset (liability) is comprised of the following (in thousands):

                                              1999         Change         1998
                                            -------       -------       -------

     DEFERRED TAX ASSET:
     Current-
       Merger related reserves              $    --       $  (291)      $   291
       Accruals/reserves                        367           (41)          408
       Other                                    181           (23)          204

     Noncurrent-
       Accruals/reserves                         --            --            --
       Depreciation                              71            --            71
       Net operating losses                   4,753         1,248         3,505
                                            -------       -------       -------
                                              5,372           893         4,479
     Valuation allowance                     (4,006)         (908)       (3,098)
                                            -------       -------       -------
                                            $ 1,366       $   (15)      $ 1,381
                                            -------       -------       -------
     DEFERRED TAX LIABILITY:
     Noncurrent-
       Noncurrent depreciation                 (821)           49          (870)
                                            -------       -------       -------

                                            $  (821)      $    49       $  (870)
                                            -------       -------       -------
     Net deferred tax asset                 $   545       $    34       $   511
                                            =======       =======       =======

         The Company believes it is more likely than not that it will realize the net deferred tax asset of $545,000 recorded in the balance sheet as of June 30, 1999 and accordingly no valuation allowance has been provided on this portion of the asset. This conclusion is based on (1) changes in operations that have recently occurred, including the acquisition of LSI, which management believes will expand its product capabilities and customer base, (2) cost reduction or synergies to be gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon the C6000 technology, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

16.  CAPITAL STOCK:

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

  On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 common shares of stock and two warrants for a total of 1,000,000 common shares. The first warrant is for 500,000 common shares and has an exercise price of $3.50 per share. The second warrant, also for 500,000 common shares, has an exercise price of $4.50 per share. Both warrants are callable by the Company if its common stock trades above $5.50 per share and $6.50 per share, respectively, for a period of 10 consecutive days. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes an offering or warrant issuance below the price levels of this placement within defined time periods. The Company will use the proceeds of the placement for general working capital purposes including reducing current borrowing levels.

Preference Shares

  On April 10, 1997, Sub entered into an agreement with Boston Holdings Limited ("BHL"), a subsidiary of BancBoston Capital Limited, to sell to BHL at a subscription price of (Pounds)5,500,000 (approximately $8,914,000), 5,500,000 preference shares, one "B" ordinary share, and warrants to acquire an additional 20,115 "B" ordinary shares. The warrants were exercisable in whole or in part through March 31, 2012, at a price determined by a formula, which at the time of the combination was (Pounds)165 per share. Under the terms of Sub's Articles of Association, any proceeds resulting from the exercises of the warrants was to be used to redeem the preference shares. Contemporaneously with the combination, this warrant was exercised for (Pounds)3,318,975 (or approximately $5,571,000) and was converted into 1,903,522 common shares of Blue Wave Systems; and the preference shares were redeemed for approximately $10,023,000, inclusive of accrued dividends.

  Sub valued the warrants at (Pounds)360,000 (approximately $583,000) and reflected such amount of the proceeds noted above as an increase to additional paid-in capital. In addition, Sub incurred approximately $1,032,000 in costs ($827,000 cash and the issuance of 601 ordinary shares valued at $205,000) to issue the preference shares. Such amount was reflected as a reduction of the preference shares. Both the value of the warrants and the issuance costs were amortized to retained earnings.

  The preference shares accrued first preference cumulative dividends of 6% per annum beginning on April 1, 1998, such dividends being payable in cash biannually on March 31 and September 30. The preference shares also accrued a second preference cumulative dividend of 8% per annum until March 31, 1998, and 2% per annum thereafter, and such dividends were paid as one additional preference share for each pound sterling 1 in dividends due on March 31 and September 30. Dividends accrued between March 31, 1998 and April 27, 1998, (the date of redemption) were paid in cash.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

  A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                                                              Three Months Ended
                                                                              ------------------
                                                             September 30,   December 31,   March 31,   June 30,
                                                                  1998           1998          1999       1999
                                                             --------------  -------------  ----------  ---------
Net sales                                                          $ 6,806        $ 7,797      $6,700   $  6,048
Gross margin                                                         3,579          4,296       3,672      3,221
Income (loss) from continuing operations before provision
       for income taxes                                               (754)            48        (447)      (764)  (1)
Net income (loss) applicable to common stock                          (777)            36        (456)      (826)
Diluted net income (loss) per share                                $ (0.06)       $    --      $(0.03)  $  (0.06)

                                                                             Three Months Ended
                                                                             ------------------
                                                             September 30,   December 31,   March 31,   June 30,
                                                                 1997           1997          1998        1998
                                                              -----------    -----------    --------    --------
Net sales                                                         $10,286        $ 7,371      $8,004   $  7,018
Gross margin                                                        6,004          3,892       4,376      3,012
Income (loss) from continuing operations before provision
       (benefit) for income taxes                                   1,209           (932)       (160)    (9,667)  (1)
Net income (loss) applicable to common stock                          442         (1,166)       (511)   (10,219)
Diluted net income (loss) per share                               $  0.03        $ (0.11)     $(0.05)  $  (0.79)

(1) The loss from continuing operations before taxes includes a merger and realignment provision (benefit) of ($277,000) in the quarter ended June 30, 1999 and $8,426,000 in the quarter ended June 30, 1998.

                                                                     Schedule II

                             BLUE WAVE SYSTEMS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          JUNE 30, 1999, 1998 AND 1997
                                 (in thousands)

                                         Balance at       Charged to
                                          Beginning        Costs and                         Balance at
             Description                  Of Period        Expenses         Deductions      End of Period
-------------------------------------  ---------------  ---------------  ----------------  ---------------
                1999
                ----
Allowance for doubtful accounts                 $  210         $     22          $   (56)           $  176
Allowance for excess and
     obsolete inventory                          1,614                -             (517)            1,097
Allowance for product returns                      126                -             (104)               22
Merger and realignment costs (1)                 2,340             (277)          (1,710)              353

                1998
                ----
Allowance for doubtful accounts                    246               91             (127)              210
Allowance for excess and
     obsolete inventory                          1,068            1,092             (546)            1,614
Allowance for product returns                       60              104              (38)              126
Merger and realignment costs (2)                     -            8,426           (6,086)            2,340

                1997
                ----
Allowance for doubtful accounts                    247              132             (133)              246
Allowance for excess and
     obsolete inventory                            514            1,007             (453)            1,068
Allowance for product returns                       90               66              (96)               60

(1) As of the end of fiscal 1999 the Company evaluated the adequacy of the original provision for merger and realignment costs and determined that the estimate of the original provision should be reduced by $277,000. Accordingly, this revision in estimate was reflected as a nonrecurring reduction in operating expenses in 1999.

(2) Merger and realignment expenses in fiscal 1998 include a $2,700,000 non-cash charge related to variable stock options of LSI, other non-cash charges of $900,000 and cash payments of $2,700,000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Loughborough Sound Images Limited

  In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' deficit and of cash flows (not presented separately herein), present fairly, in all material respects, the financial position of Loughborough Sound Images Limited and its subsidiaries at September 30, 1997 and the results of their operations and their cash flows for the year ended September 30, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Loughborough Sound Images Limited and its subsidiaries for any period subsequent to September 30, 1997.



PricewaterhouseCoopers

Leicester, England
December 9, 1997

                                  EXHIBIT INDEX


2.1 Share Purchase Agreement, dated November 17, 1997, between the Company and Loughborough Sound Images Limited (formerly Loughborough Sound Images plc). (2)

2.2 Letter Agreement dated March 24, 1998, between the Company and Loughborough Sound Images Limited. (2)

2.3 Securities Purchase Agreement, dated August 20, 1999, between the Company and the each of the purchasers of common stock and warrants. (5)

3.1    Certificate of Incorporation of the Company, as amended. (1)

3.2    Bylaws, as amended, of the Company. (3)

10.1 Credit Agreement by and between Fleet National Bank and the Company dated December 11, 1998. (4)

10.2 Advice of Borrowing Terms by and between National Westminster Bank plc and the Company dated December 16, 1998. (4)

10.3 Advice of Borrowing Terms by and between National Westminster Bank plc and the Company dated July 28, 1999. (6)

10.4   Form of Indemnification and Hold Harmless Agreement. (3)

10.5   Employment Agreement between the Company and Simon Yates. (6)

11     Computation of per share net loss. (6)

23.1   Consent of Arthur Andersen LLP. (6)

23.2   Consent of PricewaterhouseCoopers. (6)

27     Financial Data Schedule. (6)


(1) Incorporated by reference to Exhibits in the Company's Registration Statement on Form S-3.
(2) Incorporated by reference to Exhibits in the Company's Current Report on Form 8-K dated May 12, 1998.
(3) Incorporated by reference to Exhibits in the Company's Registration Statement on Form S-1.
(4) Incorporated by reference to Exhibits filed with the Company's Form 10-Q filed for the quarter ended December 31, 1998.
(5) Incorporated by reference to the Exhibit in the Company's Current Report on Form 8-K dated September 7, 1999.
(6)    Filed herewith.