Form 10-Q
period 1999-09-30
BLUE WAVE SYSTEMS INC
filed 1999-11-12
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                    ______________________________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1999
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from____________to________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   X            No_______
                   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
     Class                                            November 8, 1999
     -----                                            ----------------

  Common Stock, par value $0.01 per share              14,358,230

                            Blue Wave Systems Inc.

                                   Form 10-Q
                   For the Quarter Ended September 30, 1999

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL  INFORMATION

Item 1.    Consolidated Financial Statements

           Balance Sheets
           September 30 and June 30, 1999                                      3

           Statements of Operations
           for the three months ended September 30, 1999 and 1998              4

           Statements of Cash Flows
           for the three months ended September 30, 1999 and 1998              5

           Notes to Interim Consolidated Financial Statements                6-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10-13

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   14

SIGNATURE                                                                     15

                            Blue Wave Systems Inc.

                          Consolidated Balance Sheets
                  (in thousands, except par value per share)

                                                                                                      September 30,        June 30,
                                                                                                         1999                1999
                                                                                                      -------------       ---------
                                                                                                       (unaudited)
                                              ASSETS
                                              ------
 Current assets:
     Cash and cash equivalents                                                                        $        865        $    551
     Restricted cash                                                                                           823             788
     Accounts receivable, net of allowances of $157 and $198, respectively                                   6,833           6,266
     Inventories, net                                                                                        6,528           5,119
     Prepaid expenses and other                                                                                449             541
     Deferred tax asset                                                                                        271             271
                                                                                                      ------------        --------
                          Total current assets                                                              15,769          13,536
                                                                                                      ------------        --------

 Plant and equipment:
      Machinery and equipment                                                                                7,517           7,211
      Furniture and fixtures                                                                                 2,744           2,643
                                                                                                      ------------        --------
                                                                                                            10,261           9,854
      Less accumulated depreciation                                                                         (7,095)         (6,584)
                                                                                                      ------------        --------
                          Plant and equipment, net                                                           3,166           3,270
                                                                                                      ------------        --------

 Deferred tax asset-noncurrent                                                                               1,107           1,095

 Other assets                                                                                                   81              77
                                                                                                      ------------        --------
                          Total assets                                                                $     20,123        $ 17,978
                                                                                                      ============        ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
 Current liabilities:
      Accounts payable                                                                                $      4,756        $  5,071
      Accrued compensation                                                                                     221             437
      Other current liabilities                                                                              1,329           1,703
      Lines of credit                                                                                        1,306           1,707
                                                                                                      ------------        --------
                          Total current liabilities                                                          7,612           8,918
                                                                                                      ------------        --------

 Deferred income taxes                                                                                         857             821
 Noncurrent liabilities                                                                                         92             104
 Long-term debt, net of current maturities                                                                     823             788
                                                                                                      ------------        --------
                          Total liabilities                                                                  9,384          10,631
                                                                                                      ------------        --------


 Stockholders' equity:
       Preference stock, $.01 par value; 1,000 shares authorized; no shares
              issued and outstanding at September 30 and June 30, 1999                                           -               -
      Common stock, $.01 par value; 50,000 shares authorized; 14,880 and 13,665 shares issued; 14,134 and 12,919 shares outstanding at September 30 and June 30, 1999,
            respectively                                                                                       149             137
      Additional paid-in capital                                                                            25,140          23,103
      Additional paid-in capital - warrants outstanding                                                        936               -
      Accumulated deficit                                                                                  (13,959)        (14,231)
      Accumulated other comprehensive loss                                                                    (126)           (261)
                                                                                                      ------------        --------
                                                                                                            12,140           8,748
                                                                                                      ------------        --------
      Less -- treasury stock, at cost                                                                       (1,401)         (1,401)
                                                                                                      ------------        --------
                          Total stockholders' equity                                                        10,739           7,347
                                                                                                      ------------        --------
                          Total liabilities and stockholders' equity                                  $     20,123        $ 17,978
                                                                                                      ============        ========

The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                         Three Months Ended
                                                             September 30,
                                                          1999            1998
                                                          ----            ----
 Net sales                                            $  7,391        $   6,806
 Cost of sales                                           3,358            3,252
                                                      --------        ---------
                     Gross margin                        4,033            3,554

 Operating expenses:
      Product development and engineering                1,075            1,455
      Sales and marketing                                1,782            2,034
      General and administrative                           846              825
                                                      --------        ---------
                     Total operating expenses            3,703            4,314
                                                      --------        ---------

 Operating income (loss)                                   330             (760)
                                                      --------        ---------

 Other income (expense):
      Interest expense                                     (52)             (60)
      Interest income                                        3               46
      Other, net                                            19               20
                                                      --------        ---------
                     Total other income (expense)          (30)               6
                                                      --------        ---------

 Income (loss) before provision for income taxes           300             (754)

 Provision for income taxes                                 28               23
                                                      --------        ---------

 Net income (loss)                                    $    272        $    (777)
                                                      ========        =========

 Basic net income (loss) per share                    $   0.02        $   (0.06)
                                                      ========        =========

 Diluted net income (loss) per share                  $   0.02        $   (0.06)
                                                      ========        =========

 Weighted average common shares outstanding:
       Basic
                                                        13,639           13,014
                                                      ========        =========
       Diluted                                          14,053           13,014
                                                      ========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                           1999          1998
                                                                                         -------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                  $   272       $   (777)
      Adjustments to reconcile net income (loss) to net cash
         used by operating activities -
             Depreciation                                                                    309            354
             Deferred tax provision                                                           24              9
      Changes in assets and liabilities -
             Accounts receivable, net                                                       (567)          (782)
             Inventories, net                                                             (1,409)           452
             Prepaid expenses and other                                                       88             (8)
             Accounts payable and accrued liabilities                                       (917)           (68)
                                                                                         -------       --------
                          Net cash used by operating activities                           (2,200)          (820)
                                                                                         -------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of machinery, equipment, furniture and fixtures                       (93)          (145)
             Proceeds from dispositions of fixed assets held for sale                          -             35
             Proceeds from maturities of marketable securities                                 -          1,970
                                                                                         -------       --------
                          Net cash (used) provided by investing activities                   (93)         1,860
                                                                                         -------       --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock and warrants (net of expenses)                           2,929              -
             Exercise of stock options                                                        56              -
             Net proceeds (net reductions) associated with bank borrowings                  (401)           582
                                                                                         -------       --------
                          Net cash provided by financing activities                        2,584            582
                                                                                         -------       --------

             Effect of translation rates on cash                                              23             48

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   314          1,670
 CASH AND CASH EQUIVALENTS, beginning of period                                              551          1,060
                                                                                         -------       --------
 CASH AND CASH EQUIVALENTS, end of period                                                $   865       $  2,730
                                                                                         =======       ========

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
           Cash paid for income taxes                                                    $     2       $      -
           Cash paid for interest                                                             64             57


  The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

1.   Basis of Presentation

     While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999, as included in Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with current year presentation. The interim results of operations for the period ended September 30, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 2000.

2.   Inventories


     Inventories at September 30 and June 30, 1999, consisted of the following (in thousands):

                                        September 30, 1999    June 30, 1999
                                        ------------------    -------------
     Raw materials                                 $ 2,961          $ 2,326
     Work-in-process                                 2,757            2,185
     Finished goods                                  2,070            1,705
     Reserves                                       (1,260)          (1,097)
                                                   -------          -------
     Inventories, net                              $ 6,528          $ 5,119
                                                   =======          =======

3.   Debt

     Lines of Credit

     In order to fund current operations the Company has in place credit facilities with a commercial bank in the United States and a commercial bank in the United Kingdom. Following is a description of these credit facilities:

     Facility with U.S. Bank--In December 1998, the Company entered into a $2,500,000 revolving line of credit agreement with a commercial bank (U.S. Agreement) which expires December 31, 1999. Loans made pursuant to the U.S. Agreement are secured by all assets in the United States and bear interest at varying rates, as defined. The rate for borrowings at September 30, 1999 was prime (8.25%) plus 1.0%, for a total rate of 9.25%. Borrowings are governed by a lending formula which is based on eligible trade accounts receivable, as defined, and are currently limited to a maximum advance rate of $1,000,000. At September 30, 1999 there was no balance outstanding. The U.S. Agreement contains a number of covenants including the maintenance of certain financial ratios and the prohibition of certain transactions, as defined. The failure of the Company to meet each covenant could be considered an event of default which would enable the lender to demand immediate acceleration of the loan. As of September 30, 1999, the Company was in compliance with its financial covenants under its agreement with the U.S. bank.

     Facility with U.K. Bank--In July 1999, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,650,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (7.0% at September 30, 1999) plus 1.75%, for a total rate of 8.75% at September 30, 1999. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At September 30, 1999 the balance outstanding was (Pounds)794,000 (approximately $1,300,000). As of September 30, 1999, the Company was in compliance with its financial covenants under its agreement with the U.K. bank.

     Long-term Debt

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (7.0% at September 30, 1999) plus 1.50%, for a total rate of 8.5% at September 30, 1999. The note is subject to renewal annually. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

4.   Income Taxes

     At fiscal year-end 1999, Blue Wave had federal and foreign net operating loss (NOL) carryforwards of approximately $11,000,000 and $3,000,000, respectively, which begin to expire in 2002. Research and development tax credit carryforwards of approximately $41,000 at fiscal year end 1999, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred twice, once in 1995 and once due to the merger with LSI in 1998. The Company's US annual utilization limitation related to its net federal operating loss carryforward is now $1,373,000.

     Blue Wave had net deferred tax assets of approximately $500,000 at fiscal year end 1999 and September 30, 1999, which is reflected in the accompanying balance sheets. These deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS No. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against a portion of its total NOL. The Company believes it is more likely than not that it will be able to realize the benefit of this net deferred tax asset. Among the factors the Company considers when making this evaluation are the (1) changes in operations that have recently occurred, including the acquisition of Loughborough Sound Images ("LSI"), which management believes will expand its product capabilities and customer base, (2) cost reductions or synergies gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry,
(4) the introduction of systems based upon new DSP microprocessors, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of calendar year 2000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

5.   Income (Loss) Per Share

     Basic net income per share for the three months ended September 30, 1999 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended September 30, 1999 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented. Common stock equivalents included in diluted net income per share are stock options and warrants calculated under the treasury stock method using the prevailing average market price for the period presented. Basic and diluted net loss per share for the three months ended September 30, 1998 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares used in basic and diluted net income (loss) per share calculations are as follows (in thousands):

                                                                       Three Months Ended
                                                                         September 30,
                                                                         1999          1998
                                                                       --------      --------
Basic:
------
Weighted average common stock outstanding during the period              13,639        13,014
                                                                       ========      ========

Diluted:
--------
Weighted average common stock outstanding during the period              13,639        13,014
Other dilutive securities of stock option/warrant programs                  414           N/A
                                                                       --------      --------
Shares used in calculation of diluted net income (loss) per share        14,053        13,014
                                                                       ========      ========

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


     Dilutive securities equivalent to approximately 379,000 shares of common stock were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted EPS because the Company incurred a net loss. The inclusion of these options would have been anti-dilutive to diluted EPS. Stock options scheduled to expire within the five years following September 30, 1999, aggregate 649,001 underlying shares, exercisable for a total of approximately $260,000, and begin to expire in 2002. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 14 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 1999.

6.   Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income
(loss) and all other non-owner changes in equity. Excluding net income (loss), the Company currently has two types of non-owner changes in equity, including foreign currency translation gains and losses and unrealized gains and losses on investments. The computation of comprehensive income (loss) for the three months ended September 30, 1999 and 1998 follows (in thousands):


                                                       Three Months Ended
                                                          September 30,
                                                       1999          1998
                                                     ------        ------

Net income (loss)                                     $ 272         $(777)
Foreign currency translation adjustment                 135           108
Net unrealized gain on marketable securities             --             2
                                                      -----         -----
Total comprehensive income (loss)                     $ 407         $(667)
                                                      =====         =====

7.   Operating Segments

     The Company's net sales, operating income, capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                                         For the quarter ended September 30,
                                              1999                                                1998
                              ---------------------------------------             ------------------------------------------
                               North         Outside of                            North         Outside of
                              America      North America       Total              America       North America        Total
                              --------     -------------     --------             -------       -------------      ---------
Net sales                     $  4,962     $       2,429     $  7,391             $ 3,038       $       3,768      $   6,806
Operating income (loss)            185               145          330                (261)               (499)          (760)
Capital expenditures                31                62           93                 104                  41            145
Depreciation                        96               213          309                 132                 222            354
Identifiable assets              7,697            12,426       20,123               9,687              10,713         20,400


8.   Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative and Similar Financial Instruments For Hedging Activities, as amended by SFAS No. 137. This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for all quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not invested in derivatives nor utilized derivative financial instruments.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

9.   Stockholders' Equity

     Common Stock

     On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,000 common shares. The first warrant is for 500,000 common shares and has an exercise price of $3.50 per share. The second warrant, also for 500,000 common shares, has an exercise price of $4.50 per share. Both warrants are callable by the Company if its common stock trades above $5.50 per share and $6.50 per share, respectively, for a period of 10 consecutive days. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes an offering or warrant issuance below the price levels of this placement within defined time periods. The Company has used the proceeds of the placement for general working capital purposes including reducing borrowing levels. Using the Black-Scholes option pricing model, the fair value of the warrants is $936,000, and has been classified separately as Additional Paid-in Capital - Warrants Outstanding in the accompanying balance sheet as of September 30, 1999.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The following table expresses the Company's statements of operations as a percentage of net sales.

                                                      Three Months Ended
                                                         September 30,
                                                      1999           1998
                                                      ----           ----
Net sales                                              100%           100%
Cost of sales                                           45%            48%
                                                      ----           ----
          Gross margin                                  55%            52%
Operating expenses:
          Product development and engineering           15%            21%
          Sales and marketing                           24%            30%
          General and administrative                    11%            12%
                                                      ----           ----
Total operating expenses                                50%            63%
                                                      ----           ----
Operating income (loss)                                  5%           -11%
Total other income (expense)                            -1%             0%
                                                      ----           ----
Income (loss) from continuing operations
          before provision for income taxes              4%           -11%
Provision for income taxes                               0%            -0%
                                                      ----           ----
Net income (loss)                                        4%           -11%
                                                      ====           ====

Results of operations for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

     For the three months ended September 30, 1999 (first quarter of fiscal
2000), the Company reported net sales of $7,391,000, compared to $6,806,000 in the same period last year. This increase is due to shipments of recently introduced sub-system products which incorporate a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). The initial introduction of TI's C6000 family of DSP's in 1997 created a "technology transition" in the legacy markets that the Company served which in turn suppressed sales of the Company's sub-system products during portions of fiscal 1998 and 1999. This new generation of DSP's represent a 10X improvement in performance over existing DSP's and according to Texas Instruments this family of DSP's is being designed into new equipment at a rate 5 times greater than the highest rate of any predecessor DSP developed by TI. The C6000 family of DSP's is a key element of the Company's recently announced ComStruct(TM) telecommunications product line.

     Gross margin percentage for the three months ended September 30, 1999, was 55%, compared to 52% in the same period last year. This increase is due to a reduction in the absolute level of departmental spending classified as cost of sales and the impact of our fixed cost base of manufacturing expenses being spread over a larger net sales amount. The reduction in absolute spending is the result of merger related cost synergies that have been realized since the combination with Loughborough Sound Images in April 1998. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the three months ended September 30, 1999, product development and engineering expenses were $1,075,000, or 15% of net sales, compared to $1,455,000, or 21% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to the post-merger organization plan.

     During the three months ended September 30, 1999, sales and marketing expenses were $1,782,000, or 24% of net sales, compared to $2,034,000, or 30% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to consolidating respective marketing operations as a result of implementing the post-merger organization plan.

     During the three months ended September 30, 1999, general and administrative expenses were $846,000, or 11% of net sales, compared to $825,000, or 12% of net sales, during the same period last year. Increased spending in investor relations marketing initiatives has offset cost savings created by implementing the Company's post-merger organization plan.

     During the three months ended September 30, 1999, interest expense was $52,000, compared to $60,000 during the same period last year. Interest expense is incurred on the Company's credit facilities with two commercial banks. The level of outstanding debt has been reduced as a result of the $3 million raised in connection with a private placement of the Company's common stock completed August 24, 1999.

     The Company reported net income of $272,000 for the three months ended September 30, 1999, compared to a net loss of $(777,000) during the same period last year. The significant improvement in the Company's net operating result is attributable to a 9 percent increase in net sales and a 14 percent decrease in operating expenses.

Liquidity and Capital Resources

     The Company's total cash, cash equivalents and purchased marketable securities were $1,688,000 at September 30, 1999, as compared to $1,339,000 at June 30, 1999. Net working capital at September 30, 1999, was $8,157,000, as compared to $4,618,000 at June 30, 1999, an increase of $3,539,000. Inventories at September 30, 1999 increased significantly since June 30, 1999 due to the high level of order backlog and the long completion time associated with complex products.

     Expenditures for capital equipment were $93,000 for the three months ended September 30, 1999, as compared to $145,000 in the prior year.

     In order to fund current operations, the Company has in place credit facilities with a commercial bank in the United States and a commercial bank in the United Kingdom. Following is a description of these credit facilities:

     Facility with U.S. Bank--In December 1998, the Company entered into a $2,500,000 revolving line of credit agreement with a commercial bank (U.S. Agreement) which expires December 31, 1999. Loans made pursuant to the U.S. Agreement are secured by all assets in the United States and bear interest at varying rates, as defined. The rate for borrowings at September 30, 1999 was prime (8.25%) plus 1.0%, for a total rate of 9.25%. Borrowings are governed by a lending formula which is based on eligible trade accounts receivable, as defined, and are currently limited to a maximum advance rate of $1,000,000. At September 30, 1999 there was no balance outstanding. The U.S. Agreement contains a number of covenants including the maintenance of certain financial ratios and the prohibition of certain transactions, as defined. The failure of the Company to meet each covenant could be considered an event of default which would enable the lender to demand immediate acceleration of the loan. As of September 30, 1999, the Company was in compliance with its financial covenants under its agreement with the U.S. bank. Any significant negative change to the lending formula under this agreement or acceleration of amounts due would have a material negative impact upon the Company's ability to fund its 2000 operating plan.

     Facility with U.K. Bank-- In July 1999, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,650,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (7.0% at September 30, 1999) plus 1.75%, for a total rate of 8.75% at September 30, 1999. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At September 30, 1999 the balance outstanding was (Pounds)794,000 (approximately $1,300,000). As of September 30, 1999, the Company was in compliance with its financial covenants under its agreement with the U.K. bank. Any significant reduction in the borrowing capacity allowable under this agreement or acceleration of amounts due would have a material negative impact upon the Company's ability to fund its 2000 operating plan.

     On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,000 common shares. The first warrant is for 500,000 common shares and has an exercise price of $3.50 per share. The second warrant, also for 500,000 common shares, has an exercise price of $4.50 per share. Both warrants are callable by the Company if its common stock trades above $5.50 per share and $6.50 per share, respectively, for a period of 10 consecutive days. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes an offering or warrant issuance below the price levels of this placement within defined time periods. The Company has used the proceeds of the placement for general working capital purposes including reducing borrowing levels. Using the Black-Scholes option pricing model, the fair value of the warrants is $936,000 and has been classified separately as Additional Paid-in Capital - Warrants Outstanding in the accompanying balance sheet as of September 30, 1999.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (7.0% at September 30, 1999) plus 1.50%, for a total rate of 8.5% at September 30, 1999. The note is subject to renewal annually. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants.

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

     From the Company's detailed assessment of its internal systems, the Company has instigated a replacement program for those limited portions of software used internally which were not Year 2000 compliant. The Company believes this program will be complete by December 20, 1999 so that computer systems will function properly with respect to dates beginning in 2000, and thereafter. Year 2000 compliance questionnaires have been sent to key suppliers and a monitoring process has been established to ensure the suppliers respond and comply with the requirements.

     Compliance testing of a substantial portion of the areas covered by the Company's Y2K Plan was completed by March 31, 1999 and areas tested required limited corrective action. Compliance testing of the remaining areas is nearing completion and any necessary corrective actions are scheduled for completion by November 30, 1999. The total Year 2000 project cost is not expected to be material in relation to the Company's financial position or results of operations.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     Other than historical facts, disclosures and statements made by the Company should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These disclosures and statements involve a number of risks and uncertainties including, but not limited to, rapid technological change, quarterly fluctuations, integration of Mizar and Loughborough Sound Images, dependence on the defense industry, commercial market uncertainties, dependence upon key suppliers and employees, competition, and Year 2000 compliance. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or revision to delivery schedules.

                            Blue Wave Systems Inc.

                          Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)


     11(a) Computation of Per Share Net Income (Loss) for the three months ended September 30, 1999 and 1998.

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


                                    Blue Wave Systems Inc.


Date: November 10, 1999             By /s/ Charles D. Brockenbush
                                    ------------------------------------

                                    Charles D. Brockenbush
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit
  No.             Description
--------     ------------------------
11(a)        Computation of Per Share Net Income (Loss) for the three months ended September 30, 1999 and 1998.

27           Financial Data Schedule (filed electronically only).