Form 10-Q
period 1999-12-31
BLUE WAVE SYSTEMS INC
filed 2000-02-14
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             --------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   X                 No______
                   ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
                Class                                  February 10, 2000
                -----                                  -----------------

   Common Stock, par value $0.01 per share                15,472,848

                            Blue Wave Systems Inc.

                                   Form 10-Q
                    For the Quarter Ended December 31, 1999

                                     INDEX

                                                                                        Page No.
                                                                                        --------
PART I. FINANCIAL  INFORMATION

Item 1.     Consolidated Financial Statements

            Balance Sheets
            December 31 and June 30, 1999                                                    3

            Statements of Operations
            for the three and the six months ended December 31, 1999 and 1998                4

            Statements of Cash Flows
            for the six months ended December 31, 1999 and 1998                              5

            Notes to Interim Consolidated Financial Statements                             6-9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                10-13

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                             14

Item 6.     Exhibits and Reports on Form 8-K                                                14

SIGNATURE                                                                                   15

                            Blue Wave Systems Inc.

                          Consolidated Balance Sheets
                  (in thousands, except par value per share)

                                                                                     December 31,     June 30,
                                                                                         1999           1999
                                                                                     ------------    ----------
                                                                                      (unaudited)
                                       ASSETS
                                       ------
 Current assets:
   Cash and cash equivalents                                                            $    852       $    551
   Restricted cash                                                                           808            788
   Warrant subscription receivable                                                         4,000              -
   Accounts receivable, net of allowances of $187 and $198, respectively                   6,899          6,266
   Inventories, net                                                                        5,968          5,119
   Prepaid expenses and other                                                                440            541
   Deferred tax asset                                                                        271            271
                                                                                        --------       --------
         Total current assets                                                             19,238         13,536
                                                                                        --------       --------
 Plant and equipment:
   Machinery and equipment                                                                 7,499          7,211
   Furniture and fixtures                                                                  2,700          2,643
                                                                                        --------       --------
                                                                                          10,199          9,854
   Less accumulated depreciation                                                          (7,300)        (6,584)
                                                                                        --------       --------
         Plant and equipment, net                                                          2,899          3,270
                                                                                        --------       --------

 Deferred tax asset-noncurrent                                                             1,038          1,095
   Other assets                                                                               79             77
                                                                                        --------       --------
         Total assets                                                                   $ 23,254       $ 17,978
                                                                                        ========       ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
 Current liabilities:
   Accounts payable                                                                     $  4,903       $  5,071
   Accrued compensation                                                                       72            437
   Other current liabilities                                                               1,223          1,703
   Lines of credit                                                                             -          1,707
                                                                                        --------       --------
         Total current liabilities                                                         6,198          8,918
                                                                                        --------       --------

 Deferred income taxes                                                                       841            821
 Noncurrent liabilities                                                                       74            104
 Long-term debt, net of current maturities                                                   524            788
                                                                                        --------       --------
         Total liabilities                                                                 7,637         10,631
                                                                                        --------       --------
 Stockholders' equity:
   Preference stock, $.01 par value; 1,000 shares authorized; no shares
     issued and outstanding at December 31 and June 30, 1999                                 -              -
   Common stock, $.01 par value; 50,000 shares authorized; 15,950 and 13,665
     Shares issued; 15,285 and 12,919 shares outstanding at December 31 and
      June 30, 1999, respectively                                                            159            137
   Additional paid-in capital                                                             30,109         23,103
   Accumulated deficit                                                                   (13,361)       (14,231)
   Accumulated other comprehensive loss                                                     (184)          (261)
                                                                                        --------       --------
                                                                                          16,723          8,748
                                                                                        --------       --------
   Less -- treasury stock, at cost                                                        (1,106)        (1,401)
                                                                                        --------       --------
         Total stockholders' equity                                                       15,617          7,347
                                                                                        --------       --------
         Total liabilities and stockholders' equity                                     $ 23,254       $ 17,978
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

                            Blue Wave Systems Inc.

                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                            December 31,                       December 31,
                                                       1999              1998              1999            1998
                                                    ----------        ---------         --------        --------
  Net sales                                          $   8,453          $ 7,797          $15,844         $14,603
  Cost of sales                                          3,913            3,562            7,271           6,814
                                                     ---------          -------          -------         -------
               Gross margin                              4,540            4,235            8,573           7,789

  Operating expenses:
  Product development and engineering                    1,016            1,401            2,091           2,856
  Sales and marketing                                    1,775            2,007            3,557           4,041
  General and administrative                             1,059              760            1,905           1,585
                                                     ---------          -------          -------         -------
               Total operating expenses                  3,850            4,168            7,553           8,482
                                                     ---------          -------          -------         -------

  Operating income (loss)                                  690               67            1,020            (693)
                                                     ---------          -------          -------         -------
  Other income (expense):
  Interest expense                                         (27)             (62)             (79)           (122)
  Interest income                                            4               22                7              68
  Other, net                                                 -               21               19              41
                                                     ---------          -------          -------         -------
               Total other income (expense)                (23)             (19)             (53)            (13)
                                                     ---------          -------          -------         -------

  Income (loss) before provision for income taxes          667               48              967            (706)
  Provision for income taxes                                69               12               97              35
                                                     ---------          -------          -------         -------
  Net income (loss)                                  $     598          $    36          $   870         $  (741)
                                                     =========          =======          =======         =======

  Basic net income (loss) per share                  $    0.04          $  0.00            $0.06          $(0.06)
                                                     =========          =======          =======         =======

  Diluted net income (loss) per share                $    0.04          $  0.00            $0.06          $(0.06)
                                                     =========          =======          =======         =======

  Weighted average common shares outstanding:
     Basic                                              14,401           13,028           14,020          13,021
                                                     =========          =======          =======         =======
     Diluted                                            15,726           13,669           15,168          13,021
                                                     =========          =======          =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                      Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                   1999                1998
                                                                                 --------            --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $   870             $  (741)
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities -
    Depreciation                                                                     607                 716
    Deferred tax provision                                                            77                   -
  Changes in assets and liabilities -
    Accounts receivable, net                                                        (632)             (2,058)
    Inventories, net                                                                (849)                396
    Prepaid expenses and other                                                        99                 143
    Accounts payable and accrued liabilities                                      (1,053)               (602)
                                                                                 -------             -------
     Net cash used by operating activities                                          (881)             (2,146)
                                                                                 -------             -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of machinery, equipment, furniture and fixtures                       (171)               (364)
    Proceeds from dispositions of fixed assets held for sale                           -                  34
    Proceeds from maturities of marketable securities                                  -               2,838
                                                                                 -------             -------
     Net cash (used) provided by investing activities                               (171)              2,508
                                                                                 -------             -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock and warrants (net of expenses)                            2,929                   -
    Exercise of stock options                                                        404                  50
    Net proceeds (net reductions) associated with bank borrowings                 (1,980)                225
                                                                                 -------             -------
     Net cash provided by financing activities                                     1,353                 275
                                                                                 -------             -------

    Effect of translation rates on cash                                                -                  20

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                           301                 657
 CASH AND CASH EQUIVALENTS, beginning of period                                      551               1,060
                                                                                 -------             -------
 CASH AND CASH EQUIVALENTS, end of period                                        $   852             $ 1,717
                                                                                 =======             =======

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for income taxes                                                   $     4             $     -
    Cash paid for interest                                                            77                 120

 The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


1.  Basis of Presentation

    While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999, as included in Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with the current year presentation. The interim results of operations and financial position for the period ended December 31, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 2000.

2.  Inventories

    Inventories at December 31 and June 30, 1999, consisted of the following (in thousands):

                                     December 31, 1999      June 30, 1999
                                     -----------------      -------------
    Raw materials                           $ 3,139             $ 2,326
    Work-in-process                           2,179               2,185
    Finished goods                            1,888               1,705
    Reserves                                 (1,238)             (1,097)
                                            -------             -------
    Inventories, net                        $ 5,968             $ 5,119
                                            =======             =======

3.  Debt

    Lines of Credit

    Facility with U.K. Bank--In July 1999, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,600,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (7.5% at December 31, 1999) plus 1.75%, for a total rate of 9.25% at December 31, 1999. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At December 31, 1999 there was no balance outstanding. As of December 31, 1999, the Company was in compliance with its financial covenants under its agreement with the U.K. bank.

    Facility with U.S. Bank--The Company also has entered into a binding commitment for a $3.5 million line of credit facility with a commercial bank in the United States. This new facility is expected to be finalized in the Company's third quarter of fiscal 2000 (March) and replaces a credit facility with a different commercial bank in the United States that expired January 31, 2000. The new facility will contain customary financial covenants and will be secured by all assets in the United States. The lending formula will be based on eligible accounts receivable.

    Long-term Debt

    In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (7.5% at December 31, 1999) plus 1.50%, for a total rate of 9.0% at December 31, 1999. The note is subject to renewal annually. The debt agreements related to this note contain warranties and covenants and require

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants. In December 1999, proceeds aggregating $290,000 from eligible stock option exercises were used to reduce the balance of the note payable. The associated restricted cash balance will be reduced in the third quarter of fiscal 2000 by an equivalent amount.

4.  Income Taxes

    At fiscal year-end 1999, Blue Wave had federal and foreign net operating loss (NOL) carryforwards of approximately $11,000,000 and $3,000,000, respectively, which begin to expire in 2002. Research and development tax credit carryforwards of approximately $41,000 at fiscal year end 1999, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, the Company's annual U. S. utilization limitation related to its net federal operating loss carryforward is now $1,373,000.

    Blue Wave had net deferred tax assets of $545,000 at fiscal year end 1999 and $468,000 at December 31, 1999, which is reflected in the accompanying consolidated balance sheets. These deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS No. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against a portion of its total NOL. The Company believes it is more likely than not that it will be able to realize the benefit of this net deferred tax asset. Among the factors the Company considers when making this evaluation are the (1) changes in operations that have recently occurred, including the acquisition of Loughborough Sound Images ("LSI"), which management believes will expand its product capabilities and customer base, (2) cost reductions or synergies gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand into the telecommunications industry, (4) the introduction of new products based upon new DSP microprocessors, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of fiscal year 2001. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

5.  Income (Loss) Per Share

    Basic net income per share for the three and the six months ended December 31, 1999 and December 31, 1998 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted net income per share for the three and the six months ended December 31, 1999 and the three months ended December 31, 1998 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in diluted net income per share are stock options and warrants calculated under the treasury stock method using the prevailing average market price for the periods presented. Basic and diluted net loss per share for the six months ended December 31, 1998 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares used in basic and diluted net income (loss) per share calculations are as follows (in thousands):

                                                                          Three Months Ended          Six Months Ended
                                                                             December 31,               December 31,
                                                                           1999         1998         1999          1998
                                                                           ----         ----         ----          ----
  Basic:
  ------
  Weighted average common stock outstanding during the period            14,401        13,028       14,020        13,021
                                                                         ======        ======       ======        ======

  Diluted:
  --------
  Weighted average common stock outstanding during the period            14,401        13,028       14,020        13,021
  Dilutive securities from stock option/warrant programs                  1,325           641        1,148           N/A
                                                                         ------        ------       ------        ------
  Shares used in calculation of diluted net income (loss) per share      15,726        13,669       15,168        13,021
                                                                         ======        ======       ======        ======

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


    Dilutive securities equivalent to approximately 551,000 shares of common stock were outstanding during the six months ended December 31, 1998, but were not included in the computation of diluted EPS because the Company incurred a net loss. The inclusion of these options would have been anti-dilutive to diluted EPS. Stock options scheduled to expire within the five years following December 31, 1999, aggregate 586,261 underlying shares, exercisable for a total of approximately $235,000, and begin to expire in 2002. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 14 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 1999.

6.  Comprehensive Income

    The Company adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income
(loss) and all other non-owner changes in equity. The Company currently has two types of other non-owner changes in equity, which are (a) foreign currency translation gains and losses, and (b) unrealized gains and losses on marketable securities. The computation of comprehensive income (loss) for the three and the six months ended December 31, 1999 and 1998 follows (in thousands):

                                                      Three Months Ended          Six Months Ended
                                                         December 31,               December 31,
                                                      1999         1998            1999        1998
                                                     ------       ------          ------      ------
Net income (loss)                                     $ 598        $  36          $ 870       $(741)
Foreign currency translation adjustment                 (58)         (96)            77          12
Net unrealized loss on marketable securities             --           (2)            --          --
                                                      -----        -----          -----       -----
Total comprehensive income (loss)                     $ 540        $ (62)         $ 947       $(729)
                                                      =====        =====          =====       =====

7.  Operating Segments

    The Company's net sales, operating income, capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                                             For the quarter ended December 31,
                                ----------------------------------------------------------------------------------------
                                                 1999                                              1998
                                --------------------------------------            --------------------------------------
                                 North         Outside of                          North        Outside of
                                America      North America       Total            America      North America       Total
                                -------      -------------       -----            -------      -------------       -----
Net sales                        $3,506          $ 4,947        $ 8,453            $3,511          $ 4,286        $ 7,797
Operating income (loss)            (561)           1,251            690                40               27             67
Capital expenditures                  3               75             78                72              147            219
Depreciation                         90              208            298               136              226            362
                                                           For the six months ended December 31,
                                ----------------------------------------------------------------------------------------
                                                  1999                                             1998
                                --------------------------------------            --------------------------------------
                                 North         Outside of                          North         Outside of
                                America      North America      Total             America      North America       Total
                                -------      -------------      -----             -------      -------------       -----
Net sales                        $8,468          $ 7,376        $15,844            $6,334          $ 8,269        $14,603
Operating income (loss)            (376)           1,396          1,020              (377)            (316)          (693)
Capital expenditures                 22              149            171               176              188            364
Depreciation                        186              421            607               268              448            716
Identifiable assets              10,235           13,019         23,254             8,415           10,924         19,339

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


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

9.  Stockholders' Equity

    Common Stock

    On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,002 common shares. The first warrant, for 500,001 common shares at an exercise price of $3.50 per share, and the second warrant, also for 500,001 common shares, at an exercise price of $4.50 per share, were exercised in December 1999. The $4,000,000 in proceeds from the exercise was received on January 3, 2000, and is reflected in the accompanying consolidated balance sheet as a warrant subscription receivable as of December 31, 1999. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes an offering or warrant issuance below the price levels of this placement within defined time periods. The Company has used the proceeds from the placement for general working capital purposes. The Company will use the proceeds from the warrant exercise for general working capital purposes.

    Treasury Stock

    Shares available under the employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, are classified as treasury stock in the accompanying consolidated balance sheets. There was an issuance of a portion of these treasury shares as a result of the exercise of stock options in the second quarter of fiscal 2000, which reduced the number of treasury shares held by the ESOP. The impact of the exercise of these stock options was to reduce treasury stock by $295,000.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


  The following table expresses the Company's statements of operations as a percentage of net sales.

                                                                Three Months Ended             Six Months Ended
                                                                   December 31,                  December 31,
                                                               1999           1998           1999           1998
                                                              ------         ------         ------         ------
    Net sales                                                  100%           100%           100%           100%
    Cost of sales                                               46%            45%            46%            46%
                                                               ---            ---            ---            ---
              Gross margin                                      54%            55%            54%            54%
    Operating expenses:
              Product development and engineering               12%            18%            13%            20%
              Sales and marketing                               21%            26%            23%            28%
              General and administrative                        13%            10%            12%            11%
                                                               ---            ---            ---            ---
    Total operating expenses                                    46%            54%            48%            59%
                                                               ---            ---            ---            ---
    Operating income (loss)                                      8%             1%             6%            -5%
    Total other income (expense)                                 0%             0%             0%             0%
                                                               ---            ---            ---            ---
    Income (loss) from continuing operations
              before provision for income taxes                  8%             1%             6%            -5%
    Provision for income taxes                                   1%             0%             1%             0%
                                                               ---            ---            ---            ---
    Net income (loss)                                            7%             1%             5%            -5%
                                                               ===            ===            ===            ===

Results of operations for the three months ended December 31, 1999 compared to the three months ended December 31, 1998

    For the three months ended December 31, 1999 (second quarter of fiscal
2000), the Company reported net sales of $8,453,000, compared to $7,797,000 in the same period last year. This increase is due to shipments of recently introduced sub-system products which incorporate a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). This new generation of DSP's represents a 10X improvement in performance over existing DSP's and according to Texas Instruments this family of DSP's is being designed into new equipment at a rate 5 times greater than the highest rate of any predecessor DSP developed by TI. The C6000 family of DSP's is a key element of the Company's recently announced ComStruct(TM) telecommunications product line.

    Gross margin percentage for the three months ended December 31, 1999, was 54%, compared to 55% in the same period last year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

    During the three months ended December 31, 1999, product development and engineering expenses were $1,016,000, or 12% of net sales, compared to $1,401,000, or 18% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to the post-merger organization plan.

    During the three months ended December 31, 1999, sales and marketing expenses were $1,775,000, or 21% of net sales, compared to $2,007,000, or 26% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to consolidating respective marketing operations as a result of implementing the post-merger organization plan.

    During the three months ended December 31, 1999, general and administrative expenses were $1,059,000, or 13% of net sales, compared to $760,000, or 10% of net sales, during the same period last year. The Company's absolute level of spending in the December 1999 quarter was impacted by a $130,000 provision related to the resignation of Simon Yates, the Company's former CEO who resigned in November 1999. The Company also incurred approximately $63,000 in expenses associated with obtaining a binding credit facility commitment from a U. S. commercial bank. The Company has also incurred higher costs in fiscal 2000 for its investor relations program.

  During the three months ended December 31, 1999, interest expense was $27,000, compared to $62,000 during the same period last year. Interest expense was incurred on the Company's credit facilities with two commercial banks. The level of outstanding debt has been reduced and there was no balance outstanding as of December 31, 1999 as a result of the $3 million raised in connection with a private placement of the Company's common stock completed August 24, 1999.

  The Company reported net income of $598,000 for the three months ended December 31, 1999, compared to net income of $36,000 during the same period last year. The significant improvement in the Company's net operating result is attributable to an 8 percent increase in net sales and an 8 percent decrease in operating expenses.

Results of operations for the six months ended December 31, 1999 compared to the six months ended December 31, 1998

  For the six months ended December 31, 1999, the Company reported net sales of $15,844,000, compared to $14,603,000 in the same period last year. This increase is due to shipments of recently introduced sub-system products which incorporate a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). This new generation of DSP's represents a 10X improvement in performance over existing DSP's and according to Texas Instruments this family of DSP's is being designed into new equipment at a rate 5 times greater than the highest rate of any predecessor DSP developed by TI. The C6000 family of DSP's is a key element of the Company's recently announced ComStruct(TM) telecommunications product line.

  Gross margin percentage for the six months ended December 31, 1999, was 54%, compared to 54% in the same period last year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

  During the six months ended December 31, 1999, product development and engineering expenses were $2,091,000, or 13% of net sales, compared to $2,856,000, or 20% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to the post-merger organization plan.

  During the six months ended December 31, 1999, sales and marketing expenses were $3,557,000, or 23% of net sales, compared to $4,041,000, or 28% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and certain cost benefits attributable to consolidating respective marketing operations as a result of implementing the post-merger organization plan.

  During the six months ended December 31, 1999, general and administrative expenses were $1,905,000, or 12% of net sales, compared to $1,585,000, or 11% of net sales, during the same period last year. The Company's absolute level of spending in fiscal 2000 was impacted by a $130,000 provision related to the resignation of Simon Yates, the Company's former CEO who resigned in November 1999. The Company also incurred approximately $63,000 in expenses associated with obtaining a binding credit facility commitment from a U. S. commercial bank. The Company has also incurred higher costs in fiscal 2000 for its investor relations program.

  During the six months ended December 31, 1999, interest expense was $79,000, compared to $122,000 during the same period last year. Interest expense was incurred on the Company's credit facilities with two commercial banks. The level of outstanding debt has been reduced and there was no balance outstanding as of December 31, 1999 as a result of the $3 million raised in connection with a private placement of the Company's common stock completed August 24, 1999.

  The Company reported net income of $870,000 for the six months ended December 31, 1999, compared to a net loss of $741,000 during the same period last year. The significant improvement in the Company's net operating result is attributable to an 8 percent increase in net sales and an 11 percent decrease in operating expenses.

Liquidity and Capital Resources

  The Company's total cash, cash equivalents and purchased marketable securities were $1,660,000 at December 31, 1999, as compared to $1,339,000 at June 30, 1999. Net working capital at December 31, 1999, was $13,040,000, as compared to $4,618,000 at June 30, 1999, an increase of $8,422,000. The increase in working capital is due primarily to the approximately $6.9 million, net of expenses, raised in connection with the private placement of the Company's common stock, including the exercise of the warrants issued in conjunction with the private placement.

  Expenditures for capital equipment were $171,000 for the six months ended December 31, 1999, as compared to $364,000 in the prior year.

  In order to fund current operations the Company has in place a credit facility with a commercial bank in the United Kingdom.

  Facility with U.K. Bank--In July 1999, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,600,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (7.5% at December 31, 1999) plus 1.75%, for a total rate of 9.25% at December 31, 1999. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At December 31, 1999 there was no balance outstanding. As of December 31, 1999, the Company was in compliance with its financial covenants under its agreement with the U.K. bank. Any significant reduction in the borrowing capacity allowable under this agreement or acceleration of amounts due would have a material negative impact upon the Company's ability to fund its 2000 operating plan.

  Facility with U.S. Bank-- The Company also has entered into a binding commitment for a $3.5 million line of credit facility with a commercial bank in the United States. This new facility is expected to be finalized in the Company's third quarter of fiscal 2000 (March) and replaces a credit facility with a different commercial bank in the United States that expired January 31, 2000. The new facility will contain customary financial covenants and will be secured by all assets in the United States. The lending formula will be based on eligible accounts receivable.

  On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,002 common shares. The first warrant, for 500,001 common shares at an exercise price of $3.50 per share, and the second warrant, also for 500,001 common shares, at an exercise price of $4.50 per share, were exercised in December 1999. The $4,000,000 in proceeds from the exercise was received on January 3, 2000, and is reflected in the accompanying consolidated balance sheet as a warrant subscription receivable as of December 31, 1999. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes an offering or warrant issuance below the price levels of this placement within defined time periods. The Company has used the proceeds from the placement for general working capital purposes. The Company will use the proceeds from the warrant exercise for general working capital purposes.

  In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (7.5% at December 31, 1999) plus 1.50%, for a total rate of 9.0% at December 31, 1999. The note is subject to renewal annually. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants. In December 1999, proceeds aggregating $290,000 from eligible stock option exercises were used to reduce the balance of the note payable. The associated restricted cash balance will be reduced in the third quarter of fiscal 2000 by an equivalent amount.

  Management believes that its working capital and currently available debt facilities will be adequate to fund the Company's 2000 operating plan.

  The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a borrowing transaction or consider raising additional funds through an equity offering.


Year 2000 Initiatives

  The Company implemented a plan ("Y2K Plan") to attempt to assess and mitigate the potential impact of the Year 2000 problem throughout the Company. This problem can arise when time-sensitive embedded software utilizes a two digit year date field, sorting years beginning in 2000 ("00") before the year 1999 ("99"). Improper sorting can result in data corruption and processing errors. This problem can be present in licensed software, software developed for internal use, software developed for customer use, and technology equipment. Additionally, Year 2000 problems may reside with key business partners to the Company.

  The Company completed a detailed assessment of its products and internal systems. The results of testing of the Company's product range are available for customers on the Company's web site, which details the Year 2000 conformity status of individual products. From the Company's detailed assessment of its internal systems, the Company instigated a replacement program for those limited portions of software that were used internally which were not Y2K compliant.

  Although the Company believes that its Y2K Plan adequately addressed the potential impact caused by the Year 2000 problem, there can be no assurance that the Company's Y2K Plan was sufficiently comprehensive. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be Y2K compliant, or that a failure to convert by a supplier or customer, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. The Company is not aware of any significant problems as a result of Y2K compliance issues experienced by suppliers or customers. The total Year 2000 project cost has not been, and is not expected to be, material in relation to the Company's financial position or results of operations.

  To date there has been no negative impact on the Company's operations or financial condition as a result of the Year 2000 date change. Although the Company has not been affected to date by the changes from December 31, 1999 to January 1, 2000, Year 2000 issues could arise subsequent to the filing of this report. As an example, the Company's systems could fail to recognize 2000 as a leap year. The Company believes that such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Company's financial condition would be materially adversely affected. Nevertheless, the Company intends to continue to monitor Year 2000 related issues and immediately address any effects that may arise as a result.

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

                            Blue Wave Systems Inc.

                        Part II.     Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Stockholders was held on November 16, 1999. The following measures were approved at the meeting:

                                                                        Shares           Shares           Shares
                                                                          For            Against        Abstaining
                                                                          ---            -------        ----------
(1) Election of Directors:
       Simon Yates                                                      12,937,467          1,306        1,333,172
       Rob Shaddock                                                     12,938,167            606        1,333,172
       John Forrest                                                     12,938,167            606        1,333,172
       John Rynearson                                                   12,937,667          1,106        1,333,172
       Sam Smith                                                        12,938,167            606        1,333,172

(2) Increase the number of shares issuable under the
      Directors' Stock Option Plan from 75,000 to 150,000               12,870,232        185,353           16,900

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     11(a) Computation of Per Share Net Income for the three months ended December 31, 1999 and 1998.

     11(b) Computation of Per Share Net Income (Loss) for the six months ended December 31, 1999 and 1998.

     27  Financial Data Schedule (filed electronically only).

(b)  Reports on Form 8-K

     None.

                            Blue Wave Systems Inc.


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Blue Wave Systems Inc.


Date: February 14, 2000         By   /s/ Charles D. Brockenbush
                                   -------------------------------------------
                                    Charles D. Brockenbush
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index

 Exhibit
   No.                       Description
 -------       --------------------------------
11(a)          Computation of Per Share Net Income for the three months ended
               December 31, 1999 and 1998.

11(b) Computation of Per Share Net Income (Loss) for the six months ended December 31, 1999 and 1998.

27             Financial Data Schedule (filed electronically only).