Form 10-Q
period 2000-03-31
BLUE WAVE SYSTEMS INC
filed 2000-05-15
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           -------------------------


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                        Commission File Number  0-26858


                            BLUE WAVE SYSTEMS INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                             41-1425902
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



         2410 Luna Road
         Carrollton,  Texas                                       75006
(Address of principal executive offices)                        (Zip Code)


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
               Yes   X          No
                   -----          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
               Class                                         May 1, 2000
               -----                                         -----------

  Common Stock, par value $0.01 per share                     15,647,664

                            Blue Wave Systems Inc.

                                   Form 10-Q
                     For the Quarter Ended March 31, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL  INFORMATION

Item 1.   Consolidated Financial Statements

          Balance Sheets
          March 31, 2000 and June 30, 1999                                 3

          Statements of Operations
          for the three and the nine months ended March 31, 2000 and 1999  4

          Statements of Cash Flows
          for the nine months ended March 31, 2000 and 1999                5

          Notes to Interim Consolidated Financial Statements              6-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10-13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURE                                                                 15

                            Blue Wave Systems Inc.

                           Consolidated Balance Sheets
                   (in thousands, except par value per share)

                                                                                       March 31,   June 30,
                                                                                         2000        1999
                                                                                       --------    --------
                                                                                      (unaudited)
                                              ASSETS
                                              ------
Current assets:
    Cash and cash equivalents                                                          $  4,691    $    551
    Restricted cash                                                                         516         788
    Accounts receivable, net of allowances of $187 and $198, respectively                 8,942       5,933
    Inventories, net                                                                      6,691       5,119
    Prepaid expenses and other                                                            1,061         874
    Deferred tax asset                                                                      271         271
                                                                                       --------    --------
                         Total current assets                                            22,172      13,536
                                                                                       --------    --------

Plant and equipment:
     Machinery and equipment                                                              7,654       7,211
     Furniture and fixtures                                                               2,667       2,643
                                                                                       --------    --------
                                                                                         10,321       9,854
     Less accumulated depreciation                                                       (7,515)     (6,584)
                                                                                       --------    --------
                         Plant and equipment, net                                         2,806       3,270
                                                                                       --------    --------

Deferred tax asset-noncurrent                                                             1,342       1,095

Other assets                                                                                 20          77
                                                                                       --------    --------
                         Total assets                                                  $ 26,340    $ 17,978
                                                                                       ========    ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
Current liabilities:
     Accounts payable                                                                  $  6,092    $  5,071
     Accrued compensation                                                                   326         437
     Other current liabilities                                                            1,230       1,703
     Lines of credit                                                                       --         1,707
                                                                                       --------    --------
                         Total current liabilities                                        7,648       8,918
                                                                                       --------    --------

Deferred income taxes                                                                       830         821
Noncurrent liabilities                                                                       59         104
Long-term debt, net of current maturities                                                   516         788
                                                                                       --------    --------
                         Total liabilities                                                9,053      10,631
                                                                                       --------    --------


Stockholders' equity:
     Preference stock, $.01 par value; 1,000 shares authorized; no shares
             issued and outstanding at March 31, 2000 and June 30, 1999                    --          --
     Common stock, $.01 par value; 50,000 shares authorized; 16,170 and 13,665 shares issued; 15,511 and 12,919 shares outstanding at March 31, 2000 and
            June 30, 1999, respectively                                                     162         137
     Additional paid-in capital                                                          31,071      23,103
     Accumulated deficit                                                                (12,544)    (14,231)
     Accumulated other comprehensive loss                                                  (313)       (261)
                                                                                       --------    --------
                                                                                         18,376       8,748
                                                                                       --------    --------
     Less -- treasury stock, at cost                                                     (1,089)     (1,401)
                                                                                       --------    --------
                         Total stockholders' equity                                      17,287       7,347
                                                                                       --------    --------
                         Total liabilities and stockholders' equity                    $ 26,340    $ 17,978
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

                             Blue Wave Systems Inc.

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


       Three Months Ended                                                              Nine Months Ended
           March 31,                                                                        March 31,
      2000           1999                                                              2000            1999
    --------       --------                                                          --------        --------
    $  9,271       $  6,700        Net sales                                         $ 25,115        $ 21,303
       4,364          3,056        Cost of sales                                       11,635           9,870
    --------       --------                                                          --------        --------
       4,907          3,644                      Gross margin                          13,480          11,433

                                   Operating expenses:
       1,470          1,521          Product development and engineering                4,134           4,624
       1,647          1,723          Sales and marketing                                4,631           5,517
         925            833          General and administrative                         2,830           2,418
    --------       --------                                                          --------        --------
       4,042          4,077                      Total operating expenses              11,595          12,559
    --------       --------                                                          --------        --------

         865           (433)       Operating income (loss)                              1,885          (1,126)
    --------       --------                                                          --------        --------

                                   Other income (expense):
          (1)           (41)         Interest expense                                     (80)           (163)
          43              9          Interest income                                       50              77
         -               18          Other, net                                            19              59
    --------       --------                                                          --------        --------
          42            (14)                     Total other income (expense)             (11)            (27)
    --------       --------                                                          --------        --------

         907           (447)       Income (loss) before provision for income taxes      1,874          (1,153)

          90              9        Provision for income taxes                             187              44
    --------       --------                                                          --------        --------
    $    817       $   (456)       Net income (loss)                                 $  1,687        $ (1,197)
    ========       ========                                                          ========        ========


    $   0.05       $  (0.03)       Basic net income (loss) per share                 $   0.12        $  (0.09)
    ========       ========                                                          ========        ========

    $   0.05       $  (0.03)       Diluted net income (loss) per share               $   0.11        $  (0.09)
    ========       ========                                                          ========        ========

                                   Weighted average common shares outstanding:
      15,528         13,120            Basic                                           14,519          13,053
    ========       ========                                                          ========        ========
      16,517         13,120            Diluted                                         15,913          13,053
    ========       ========                                                          ========        ========

       The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                          2000               1999
                                                                                        -------            --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                 $ 1,687            $ (1,197)
      Adjustments to reconcile net income (loss) to net cash
         used by operating activities -
             Depreciation                                                                   894               1,057
             Deferred tax provision                                                         101                 -
      Changes in assets and liabilities -
             Accounts receivable, net                                                    (3,009)             (1,221)
             Inventories, net                                                            (1,572)                266
             Prepaid expenses and other                                                    (130)                 21
             Accounts payable and accrued liabilities                                       392                (530)
                                                                                        -------            --------
                          Net cash used by operating activities                          (1,637)             (1,604)
                                                                                        -------            --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of machinery, equipment, furniture and fixtures                     (396)               (571)
             Proceeds from dispositions of fixed assets held for sale                       -                    53
             Proceeds from maturities of marketable securities                              -                 3,062
                                                                                        -------            --------
                          Net cash (used) provided by investing activities                 (396)              2,544
                                                                                        -------            --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock and warrants (net of expenses)                          6,923                 -
             Exercise of stock options                                                    1,041                 131
             Net reductions associated with bank borrowings                              (1,979)               (891)
                                                                                        -------            --------
                          Net cash provided (used) by financing activities               5,985                 (760)
                                                                                        -------            --------

             Effect of translation rates on cash                                            188                (104)

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                4,140                  76
 CASH AND CASH EQUIVALENTS, beginning of period                                             551               1,060
                                                                                        -------            --------
 CASH AND CASH EQUIVALENTS, end of period                                              $  4,691            $  1,136
                                                                                       ========            ========

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
             Cash paid for income taxes                                                $     10            $    -
             Cash paid for interest                                                          84                 173
             Tax effect of disqualifying dispositions on stock options                      339                 -

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             Blue Wave Systems Inc.

               Notes to Interim Consolidated Financial Statements


1.   Basis of Presentation

     While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999, as included in Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with the current year presentation. The interim results of operations for the period ended March 31, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2000.


2.   Cash and cash equivalents

     Cash and cash equivalents at March 31, 2000 include $4,074,000 of cash held in money market funds.


3.   Inventories

     Inventories at March 31, 2000 and June 30, 1999, consisted of the following (in thousands):

                                          March 31, 2000       June 30, 1999
                                          --------------       -------------
     Raw materials                               $ 2,871             $ 2,326
     Work-in-process                               3,063               2,185
     Finished goods                                1,867               1,705
     Reserves                                     (1,110)             (1,097)
                                                 -------             -------
     Inventories, net                            $ 6,691             $ 5,119
                                                 =======             =======


4.   Debt

     Lines of Credit

     Facility with U.K. Bank--In July 1999, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,600,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (7.5% at March 31, 2000) plus 1.75%, for a total rate of 9.25% at March 31, 2000. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At March 31, 2000 there was no balance outstanding. As of March 31, 2000, the Company was in compliance with the financial covenants contained in this agreement.

     Facility with U.S. Bank--The Company also has a $3,500,000 line of credit facility with a commercial bank in the United States. Loans made pursuant to the U.S. facility are secured by all assets in the United States and bear interest at the bank's base rate (9.0% at March 31, 2000) plus 1%, for a total rate of 10% at March 31, 2000. The lending formula is calculated based on eligible accounts receivable, as defined. At March 31, 2000 there was no balance outstanding. As of March 31, 2000, the Company was in compliance with the financial covenants contained in this agreement.

     Long-term Debt

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (7.5% at March 31, 2000) plus 1.50%, for a total rate of 9.0% at March 31, 2000. The note is subject to renewal annually. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants. In December 1999, proceeds aggregating $290,000 from eligible stock option exercises were used to reduce the balance of the note payable. The associated restricted cash balance was reduced in the third quarter of fiscal 2000 by an equivalent amount.


5.   Income Taxes

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

     Blue Wave had net deferred tax assets of $545,000 at fiscal year end 1999 and $783,000 at March 31, 2000, which is reflected in the accompanying consolidated balance sheets. In the quarter ended March 31, 2000, the net tax asset was increased by approximately $339,000 as a result of the tax benefit recorded due to the disqualifying dispositions of employee incentive stock options. Deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS No. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against the majority of its total NOL. The Company believes it is more likely than not that it will be able to realize the benefit of this net deferred tax asset. Among the factors the Company considers when making this evaluation are (1) changes in operations that have recently occurred, including the acquisition of Loughborough Sound Images ("LSI"), which management believes will expand its product capabilities and customer base, (2) cost reductions or synergies gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand into the telecommunications industry, (4) the introduction of new products based upon new DSP microprocessors, (5) the limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and
(6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of fiscal year 2001. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.


6.   Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income
(loss) and all other non-owner changes in equity. The Company currently has one type of other non-owner changes in equity, which is foreign currency translation gains and losses. The computation of comprehensive income (loss) for the three and the nine months ended March 31, 2000 and 1999 follows (in thousands):

                                                       Three Months Ended            Nine Months Ended
                                                            March 31,                     March 31,
                                                        2000           1999          2000            1999
                                                       ------         ------        -------        --------
     Net income (loss)                                 $ 817          $(456)        $1,687         $(1,197)
     Foreign currency translation adjustment            (129)          (196)           (52)           (184)
                                                       -----          -----         ------         -------
     Total comprehensive income (loss)                 $ 688          $(652)        $1,635         $(1,381)
                                                       =====          =====         ======         =======

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

7.   Income (Loss) Per Share

     Basic net income per share for the three and the nine months ended March 31, 2000 were computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share for the three and the nine months ended March 31, 2000 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in diluted net income per share are stock options and warrants calculated under the treasury stock method using the prevailing average market price for the periods presented. Basic and diluted net loss per share for the three and the nine months ended March 31, 1999 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Shares used in basic and diluted net income (loss) per share calculations are presented below (in thousands):

                                                                          Three Months Ended          Nine Months Ended
                                                                               March 31,                  March 31,
                                                                           2000         1999          2000          1999
                                                                         -------       -------       -------       -------
Basic:
------
Weighted average common stock outstanding during the period              15,528        13,120        14,519        13,053
                                                                         ======        ======        ======        ======

Diluted:
--------
Weighted average common stock outstanding during the period              15,528        13,120        14,519        13,053
Dilutive securities from stock option/warrant programs                      989           N/A         1,394           N/A
                                                                         ------        ------        ------        ------
Shares used in calculation of diluted net income (loss) per share        16,517        13,120        15,913        13,053
                                                                         ======        ======        ======        ======

     Dilutive securities equivalent to approximately 726,000 and 1,674,000 shares of common stock were outstanding during the three and the nine months ended March 31, 1999, respectively, but were not included in the computation of diluted EPS because the Company incurred a net loss. The inclusion of these options would have been anti-dilutive to diluted EPS. Stock options scheduled to expire within the five years following March 31, 2000, aggregate 486,570 underlying shares, exercisable for a total of approximately $179,000, and begin to expire in 2002. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 14 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 1999.


8.   Operating Segments

     The Company's net sales, operating income, capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                                           For the quarter ended March 31,
                               --------------------------------------------------------------------------------------------
                                                 2000                                                1999
                               ----------------------------------------            ----------------------------------------
                                North         Outside of                            North          Outside of
                               America      North America       Total              America      North America        Total
                               -------      -------------       -------            -------      -------------       -------
Net sales                      $ 3,946            $ 5,325       $ 9,271            $ 1,419            $ 5,281       $ 6,700
Operating income (loss)           (404)             1,269           865             (1,234)               801          (433)
Capital expenditures                58                167           225                 35                172           207
Depreciation                        78                209           287                133                208           341

                                                         For the nine months ended March 31,
                               --------------------------------------------------------------------------------------------
                                                 2000                                                1999
                               ----------------------------------------            ----------------------------------------
                                North         Outside of                            North          Outside of
                               America      North America       Total              America      North America        Total
                               -------      -------------       -------            -------      -------------       -------
Net sales                      $12,414            $12,701       $25,115            $ 7,753            $13,550       $21,303
Operating income (loss)           (780)             2,665         1,885             (1,618)               492        (1,126)
Capital expenditures                80                316           396                211                360           571
Depreciation                       264                630           894                401                656         1,057
Identifiable assets             10,713             15,627        26,340              5,472             12,211        17,683

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


9.   Recently Issued Accounting Pronouncements

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


10.  Stockholders' Equity

     Common Stock

     On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,002 common shares. The first warrant, for 500,001 common shares at an exercise price of $3.50 per share, and the second warrant, also for 500,001 common shares, at an exercise price of $4.50 per share, were exercised in December 1999 resulting in total proceeds to the Company of $4,000,000. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes an offering or warrant issuance below the price levels of this placement within defined time periods. The Company has used the proceeds from the placement and the warrant exercise for general working capital purposes.

     Treasury Stock

     Shares available under the employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, are classified as treasury stock in the accompanying consolidated balance sheets. There was an issuance of a portion of these treasury shares as a result of the exercise of stock options in the second and third quarters of fiscal 2000, which reduced the number of treasury shares held by the ESOP. The impact of the exercise of these stock options was to reduce treasury stock by $312,000.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The following table expresses the Company's statements of operations as a percentage of net sales.

                                                              Three Months Ended            Nine Months Ended
                                                                  March 31,                     March 31,
                                                                 2000           1999           2000           1999
                                                                 ----           ----           ----           ----
Net sales                                                         100%           100%           100%           100%
Cost of sales                                                      47%            46%            46%            46%
                                                                 ----           ----           ----           ----
     Gross margin                                                  53%            54%            54%            54%
Operating expenses:
     Product development and engineering                           16%            23%            17%            22%
     Sales and marketing                                           18%            26%            18%            26%
     General and administrative                                    10%            12%            11%            11%
                                                                 ----           ----           ----           ----
Total operating expenses                                           44%            61%            46%            59%
                                                                 ----           ----           ----           ----
Operating income (loss)                                             9%            -7%             8%            -5%
Total other income (expense)                                        1%            -0%             0%             0%
                                                                 ----           ----           ----           ----
Income (loss) from continuing operations
     before provision for income taxes                             10%            -7%             8%            -5%
Provision for income taxes                                          1%             0%             1%             0%
                                                                 ----           ----           ----           ----
Net income (loss)                                                   9%            -7%             7%            -5%
                                                                 ====           ====           ====           ====


     Results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999

     For the three months ended March 31, 2000 (third quarter of fiscal 2000), the Company reported net sales of $9,271,000, compared to $6,700,000 in the same period last year. This 38% increase is due to shipments of the recently introduced ComStruct(TM) telecommunications product line which incorporates a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). This new generation of DSP's represents a 10X improvement in performance over existing DSP's and according to Texas Instruments this family of DSP's is being designed into new equipment at a rate 5 times greater than the highest rate of any predecessor DSP developed by TI.

     Gross margin percentage for the three months ended March 31, 2000, was 53%, compared to 54% in the same period last year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the three months ended March 31, 2000, product development and engineering expenses were $1,470,000, or 16% of net sales, compared to $1,521,000, or 23% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's decision to focus new product development on the telecommunications market. The Company now classifies certain engineering expenses previously classified as sales expense in product development and engineering in the accompanying Statements of Operations. The Company has made a reclassification of $193,000 for the three months ended March 31, 1999 in order to conform to the current year presentation.

     During the three months ended March 31, 2000, sales and marketing expenses were $1,647,000, or 18% of net sales, compared to $1,723,000, or 26% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's decision to focus its sales and marketing efforts on the telecommunications market. The Company now classifies certain engineering expenses previously classified as sales expense in product development and engineering in the accompanying Statements of Operations. The Company has made a reclassification of $193,000 for the three months ended March 31, 1999 in order to conform to the current year presentation.

     During the three months ended March 31, 2000, general and administrative expenses were $925,000, or 10% of net sales, compared to $833,000, or 12% of net sales, during the same period last year. The Company has incurred higher costs in fiscal 2000 related to compensation increases and its investor relations program.

     During the three months ended March 31, 2000, total other income was $42,000, compared to total other expense of $14,000 during the same period last year. As a result of receiving the approximately $6.9 million in proceeds from the private placement and the subsequent exercise of the warrants issued in conjunction with the private placement, short-term borrowings have been eliminated and interest income was generated from the investment of excess available cash. In the same period last year, interest expense was incurred on the Company's credit facilities with two commercial banks.

     The Company reported net income of $817,000 for the three months ended March 31, 2000, compared to a net loss of $456,000 during the same period last year. The significant improvement in the Company's net operating result is attributable to the 38 percent increase in net sales.

     Results of operations for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999

     For the nine months ended March 31, 2000, the Company reported net sales of $25,115,000, compared to $21,303,000 in the same period last year. This 18% increase is due to shipments of the recently introduced ComStruct (TM) telecommunications product line which incorporates a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). This new generation of DSP's represents a 10X improvement in performance over existing DSP's and according to Texas Instruments this family of DSP's is being designed into new equipment at a rate 5 times greater than the highest rate of any predecessor DSP developed by TI.

     Gross margin percentage for the nine months ended March 31, 2000, was 54%, compared to 54% in the same period last year. The Company's historical gross margin percentage has varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the nine months ended March 31, 2000, product development and engineering expenses were $4,134,000, or 17% of net sales, compared to $4,624,000, or 22% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's decision to focus new product development on the telecommunications market and certain cost benefits attributable to the post-merger organization plan. The Company now classifies certain engineering expenses previously classified as sales expense in product development and engineering in the accompanying Statements of Operations. The Company has made a reclassification of $440,000 for the nine months ended March 31, 1999 in order to conform to the current year presentation.

     During the nine months ended March 31, 2000, sales and marketing expenses were $4,631,000, or 18% of net sales, compared to $5,517,000, or 26% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's decision to focus its sales and marketing efforts on the telecommunications market and certain cost benefits attributable to consolidating respective marketing operations as a result of implementing the post-merger organization plan. The Company now classifies certain engineering expenses previously classified as sales expense in product development and engineering in the accompanying Statements of Operations. The Company has made a reclassification of $440,000 for the nine months ended March 31, 1999 in order to conform to the current year presentation.

     During the nine months ended March 31, 2000, general and administrative expenses were $2,830,000, or 11% of net sales, compared to $2,418,000, or 11% of net sales, during the same period last year. The Company's absolute level of spending in fiscal 2000 was impacted by a $130,000 provision related to the resignation of Simon Yates, the Company's former CEO who resigned in November 1999. The Company also incurred approximately $63,000 in expenses associated with obtaining a binding credit facility commitment from a U. S. commercial bank. The Company has also incurred higher costs in fiscal 2000 related to compensation increases and its investor relations program.

     During the nine months ended March 31, 2000, total other expense was $11,000, compared to $27,000 during the same period last year. As a result of receiving the approximately $6.9 million in proceeds from the private placement and the subsequent exercise of the warrants issued in conjunction with the private placement, short-term borrowings have been eliminated and interest income has been generated from the investment of excess available cash.

     The Company reported net income of $1,687,000 for the nine months ended March 31, 2000, compared to a net loss of $1,197,000 during the same period last year. The significant improvement in the Company's net operating result is attributable to the 18 percent increase in net sales and an 8 percent decrease in operating expenses.

Liquidity and Capital Resources

     The Company's total cash, cash equivalents and purchased marketable securities were $5,207,000 at March 31, 2000, as compared to $1,339,000 at June 30, 1999. Net working capital at March 31, 2000, was $14,524,000, as compared to $4,618,000 at June 30, 1999, an increase of $9,906,000. The increase in working capital is due primarily to the approximately $6.9 million, net of expenses, raised in connection with the private placement of the Company's common stock, including the exercise of the warrants issued in conjunction with the private placement. Proceeds from the exercise of stock options contributed approximately $750,000 to the increase in working capital. Accounts receivable at March 31, 2000 increased significantly over the June 30, 1999 balance primarily due to the overall increase in net sales and, to a lesser extent, the timing of shipments in the quarter ended March 31, 2000 as compared to the quarter ended June 30, 1999.

     Expenditures for capital equipment were $396,000 for the nine months ended March 31, 2000, as compared to $571,000 in the prior year.

     Facility with U.K. Bank--In July 1999, the Company finalized a renewal agreement for (Pounds)1,000,000 (approximately $1,600,000) with a commercial bank (U.K. Renewal Agreement) which is due upon demand. Loans made pursuant to the U.K. Renewal Agreement are secured by all assets in the United Kingdom and bear interest at the bank's base rate (7.5% at March 31, 2000) plus 1.75%, for a total rate of 9.25% at March 31, 2000. The lending formula is calculated based on eligible accounts receivable and inventory, as defined. At March 31, 2000 there was no balance outstanding. As of March 31, 2000, the Company was in compliance with the financial covenants contained in this agreement.

     Facility with U.S. Bank--The Company also has a $3,500,000 line of credit facility with a commercial bank in the United States. Loans made pursuant to the U.S. facility are secured by all assets in the United States and bear interest at the bank's base rate (9.0% at March 31, 2000) plus 1%, for a total rate of 10% at March 31, 2000. The lending formula is calculated based on eligible accounts receivable, as defined. At March 31, 2000 there was no balance outstanding. As of March 31, 2000, the Company was in compliance with the financial covenants contained in this agreement.

     On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,002 common shares. The first warrant, for 500,001 common shares at an exercise price of $3.50 per share, and the second warrant, also for 500,001 common shares, at an exercise price of $4.50 per share, were exercised in December 1999 resulting in total proceeds to the Company of $4,000,000. The agreements governing the placement contain anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally are triggered if the Company completes an offering or warrant issuance below the price levels of this placement within defined time periods. The Company has used the proceeds from the placement and the warrant exercise for general working capital purposes.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (7.5% at March 31, 2000) plus 1.50%, for a total rate of 9.0% at March 31, 2000. The note is subject to renewal annually. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants. In December 1999, proceeds aggregating $290,000 from eligible stock option exercises were used to reduce the balance of the note payable. The associated restricted cash balance was reduced in the third quarter of fiscal 2000 by an equivalent amount.

     Management believes that its working capital and currently available debt facilities will be adequate to fund the Company's 2000 operating plan.

     The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a debt transaction or consider raising additional funds through an equity offering.


Market Risk Disclosure

     Foreign Currency Exchange Rate Risk - Certain of the Company's sales, cost of manufacturing and marketing are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Historical gains and losses from such fluctuations have not been material to the Company's consolidated results of operations.


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

     To date there has been no negative impact on the Company's operations or financial condition as a result of the Year 2000 date change. Although the Company has not been affected to date by the changes from December 31,1999 to January 1, 2000, Year 2000 issues could arise subsequent to the filing of this report. The Company believes that such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Company's financial condition would be materially adversely affected. Nevertheless, the Company intends to continue to monitor Year 2000 related issues and immediately address any effects that may arise as a result.


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

                            Blue Wave Systems Inc.

                          Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     11(a) Computation of Per Share Net Income (Loss) for the three months ended March 31, 2000 and 1999.

     11(b) Computation of Per Share Net Income (Loss) for the nine months ended March 31, 2000 and 1999.

     27     Financial Data Schedule (filed electronically only).

(b)  Reports on Form 8-K

     None.

                            Blue Wave Systems Inc.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Blue Wave Systems Inc.


Date: May 15, 2000            By /s/ Charles D. Brockenbush
      ------------               -----------------------------------
                                 Charles D. Brockenbush
                                 Vice President, Finance and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit
 No.                 Description
-------     ----------------------------
11(a)       Computation of Per Share Net Income (Loss) for the three months ended March 31, 2000 and 1999.

11(b) Computation of Per Share Net Income (Loss) for the nine months ended March 31, 2000 and 1999.

27          Financial Data Schedule (filed electronically only).