Form 10-K
period 2000-06-30
BLUE WAVE SYSTEMS INC
filed 2000-09-28
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM  10-K

  X    Annual Report Pursuant to Section 13 or 15(d) or the Securities Exchange
-----  Act of 1934 for the fiscal year ended June 30, 2000.


_____ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
    Title of each class                                on which registered
    -------------------                             -------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 25, 2000 as reported on the Nasdaq National Market, was approximately $76,140,000.

As of September 25, 2000, Registrant had outstanding 15,731,414 shares of Common Stock.

                      Documents Incorporated by Reference

    Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of
                            Stockholders to be held
          November 16, 2000 are incorporated by reference in Part III.

                                     Part I


Item 1.  Business

General

     Blue Wave Systems Inc. (the "Company" or "Blue Wave Systems") designs, develops and markets programmable digital signal processing ("DSP") computing sub-systems that are used in telecommunications, communications analysis, medical imaging, radar, sonar and other systems. The Company's ComStruct(TM) range of products is designed for use in telecommunications infrastructure equipment, and the Company's older product lines (the `legacy' products) are designed for a range of industrial and military applications. The Company's products typically consist of open standards based DSP computing boards (utilizing commercially available DSP microprocessors) optimized for different application groups (e.g. telecommunications, wireless communications, or medical imaging) together with the Company's own software and third party software.
This product may act as a complete functional sub-system that is integrated into the customer's product or as enabling technology that the Company's customers will program to build their own sub-system. The Company specializes in products that have a high processing density and are scalable to fit the processing demands of a given system. The Company's products are typically sold to original equipment manufacturers ("OEMs"), systems integrators, research organizations, and military/aerospace contractors who integrate the Company's
products into their own products or equipment.   The Company was formed in April
1998 upon the combination of Mizar, Inc. ("Mizar") and Loughborough Sound Images Ltd. ("LSI"), a company based in the United Kingdom.

Products and Markets

     Beginning in 1999 and accelerating throughout fiscal 2000 the Company has sharpened its strategic direction such that substantially all engineering and marketing resources are directed to telecommunications systems. This focus has generated significant growth in the Company's communications products. In 2000, revenues from commercial communications applications grew to $9,238,000 as compared to $3,048,000 in 1999. Revenues from the Company's legacy line of mil/aero and industrial products grew to $25,590,000 in 2000 as compared to $24,303,000 in 1999. In 2001, the Company expects revenues from the communications products to continue to grow rapidly but the revenues from the legacy products are expected to decline. The Company's products use commercially available DSP microprocessors and general-purpose microprocessors to create DSP computing platforms that contain multiple DSP microprocessors. The Company's products are designed to address those applications that require either many signals to be processed (as is typical in many speech and data applications) or require those applications to impart a large amount of processing power on the signals (as is typical in many new wireless applications). The market for high performance DSP-based sub-systems and components has traditionally experienced rapid technological change, which requires high levels of expenditures for research and development. The Company must continue to introduce DSP-based products in order to retain its competitive position and will be required to constantly enhance its existing products and successfully develop new products.

     Communications Products. The Company produces a range of products that are part of the ComStruct(TM) family and include open standards platforms described below and a software product, FACT(TM), that is designed to operate in conjunction with those platforms. These products are designed to meet the needs of customers producing equipment for the telecommunications infrastructure. Specific application areas include the following: voice over internet gateways that interconnect the public telephone network to the internet; high capacity voice archival systems that monitor calls and record them for later reference; wireless transcoders that interface cellular and other wireless systems to the public telephone network; modem pools that require specific non-standard modems to be interfaced to a data network; wireless internet gateways that interconnect cellular wireless systems directly to the internet; telecommunications test equipment and network simulators; 3rd generation wireless systems including demodulation, modulation, and vocoder functions; and; enhanced services platforms that provide value added services to voice networks including hands free dialing, email reading, and voice mail.

     FACT (Framework Architecture for Communication Technologies) is a software product that is designed to operate with the ComStruct communications processing platforms. The FACT software runs on both the ComStruct platforms and the host computing system that is controlling those platforms. The FACT software supports a range of operating systems including Sun Microsystems(TM) Solaris Operating Environment(TM), Microsoft(R) Windows NT(R), and Wind River(R) Systems' VxWorks(R). The main benefit of the FACT software is its management of the DSP sub-system and its ability to dynamically allocate DSP resources within the sub-system to tasks determined by the customer's application. The FACT software is portable across operating environments and is designed to be rapidly and readily adapted to individual customer's systems through a series of open interfaces. The software also provides the customer with an open interface for the DSP algorithms enabling the customer to easily integrate DSP functions supplied by Blue Wave Systems, other 3rd parties, or integrate their own proprietary algorithms and intellectual property. FACT is a key part of the ComStruct product range and not only reduces the customer's time to market but provides a high reliability software framework that is used in deployment to manage the DSP sub-system. Additional versions of the product will continue to be developed, adding to its capabilities and increasing the support for a variety of applications.

     The first platforms in the ComStruct range, the PCI/C6400 and CPCI/C6400, were launched in January 1999. These platforms enable between 80 and 120 channels to be processed in applications requiring some form of speech coding (such as voice over internet, voice archival). The second generation of these products was released during fiscal year 2000 and provides for a significant increase (more than double) in the number of channels that can be processed by the platform.

     The second platform in the ComStruct range is the VME/C6420. This product provides a high density of processing power and, by virtue of its design and architecture, high bandwidth interconnection between the processor nodes and external systems. This product was designed to target wireless communication applications and has been designed into multiple systems that are being used to trial 3rd generation wireless systems.

     During 2000, the Company announced a new series of products, the CPCI/C5421 and PMC/C5421, designed for packet-based voice processing, or VoIP. These products are based on TI's C5000 series of DSP's. These products were first shipped to customers during the second half of fiscal 2000 and the Company has announced some significant design-wins from this new line of products.

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

Strategy

     Blue Wave Systems has been supplying open standards DSP platforms to a broad range of customers in the communications, defense, industrial and medical industries. The strategy is to build upon its position and skills as a leading supplier of DSP platforms to become the leading supplier of high-density DSP sub-systems for the communications industry. The Company has been using its knowledge of designing and manufacturing high density DSP platforms and its knowledge of the software architectures of high-density DSP sub-systems within telecommunication systems to develop a new product range called ComStruct. The Company intends to continue to exploit the increasing adoption of open standards and the increasing performance of commercially available DSP chips to enhance and expand its solutions for telecommunications, in particular targeting high value applications. The key elements of the Company's strategy include the following:

     Target applications within the Telecommunications Industry. Many of the Company's latest generation of products are designed to address the demands of specific application areas such as call recording and screening, speech transcoding, voice over packet (such as VoIP), and 3rd generation wireless. The Company's strategy is to address applications within telecommunications by incorporating relatively unique value-added design and software features that optimize performance for a specific application type. According to third party studies the market for standards-based board level telecommunications products is expected to experience an annual growth rate of approximately 40% during each of the next several years.

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

Non-DSP Products

     In 2000, the Company entered into a contractual agreement to grant manufacturing rights to a series of non-DSP products that was considered by the Company to be obsolete. In exchange, the Company will receive a defined royalty stream which is not expected to be material to the Company's results of operations in the future. Sales of these products were approximately $1,118,000 in 1999 as compared to $3,064,000 in 1998.

Sales and Marketing

     The Company uses its own direct sales force and, to a lesser extent, independent manufacturer's representatives and distributors to market its products. The Company's customers frequently require that a product be tailored to their particular requirements. The Company believes that it is advantageous to have its own employees interacting directly with customers on a worldwide basis in order to fully understand their requirements. Blue Wave Systems' sales personnel generally have engineering or technical backgrounds which the Company believes enhances their ability to create relationships with their customer counterparts, who are typically design and systems engineers. The Company maintains its Corporate and North American headquarters in a suburb of Dallas, Texas, USA, and a European headquarters in Loughborough, Leicestershire, England. Regional sales and support staffs are located in Paris, France; Bremen and Munich, Germany; as well as the East Coast, West Coast, and central region of the USA.

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


   Motorola                          Sun Microsystems
   The Boeing Company                Government of Israel
   Ericsson                          GDE Systems
   GE Medical Systems                IBM
   Lockheed Martin                   Lucent Technologies
   Nokia                             Northrop Grumman
   Nortel                            Raytheon
   British Telecom                   Siemens AG

     During the three years in the period ended June 30, 2000, the Company had two customers that comprised at least 10% of its annual revenue in a given year. A secure U.S. Navy communications program represented approximately 22% of revenues in 2000. Raytheon Company represented approximately 13% of the Company's revenues in fiscal 1998. During 1999, no customer individually accounted for more than 10% of revenues.

Backlog

     The Company's backlog includes bookings based upon the receipt of a written purchase order. It generally does not include options in contracts for additional quantities not covered by a current purchase order. The Company's backlog for product expected to be delivered within 12 months at June 30, 2000, was $16,800,000 as compared to $17,000,000 as of the end of fiscal 1999. As the blend of the Company's business transitions to a larger proportion of commercial telecommunications, the amount of backlog relative to sales volume is expected to decline as a result of the manner in which the Company's customers prefer to do business. The Company cautions readers who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

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

     Blue Wave Systems incurred approximately $5,604,000, $6,236,000, and $7,509,000 in fiscal years 2000, 1999 and 1998, respectively, for product development and engineering expenses. The decrease in 2000 is due primarily to reduced expenses related to the legacy product lines and the continued reduction of spending that began in 1999 as a result of combining Mizar's and LSI's development teams. The reduction in spending for new product development in 1999 is a direct result of merger related synergies created by combining Mizar's and LSI's development teams.

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

Competition

     The industries and markets in which the Company operates are highly competitive, and the Company believes that competition is likely to intensify. Many of the Company's competitors have substantially greater financial resources, larger engineering and sales staffs, as well as greater name recognition than the Company. The Company has direct competitors which use DSP technology similar to that of the Company. The Company also has competitors offering technologies other than programmable DSPs for signal/image processing applications. These technologies include application-specific integrated circuits ("ASICs"), fixed program DSPs, and programmable non-DSP processors. Often, the Company competes with the in-house design department of its customers. The Company believes that the increasing adoption of open standards by telecommunication equipment manufacturers, the decrease in time to market that these customers are trying to achieve and the shortage of highly skilled development engineers is expanding the market for the Company's products.

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

     In January 1997, the Company (LSI) entered into a distribution and manufacturing agreement with Spectrum Signal Processing, whereby Spectrum was appointed a distributor (non-exclusive from May 1, 1997) of certain of the Company's (LSI) products in North America. In addition, Spectrum was granted non-exclusive rights to manufacture certain of the Company's (LSI's) older DSP products in such territory for a period ending December 31, 2003. In return, Spectrum pays the Company at a rate based upon the selling price of the product(s) manufactured under this agreement. The Company retains ownership of its intellectual property rights associated with the products covered by the agreement. This agreement does not include any of the Company's ComStruct line of telecommunications products.

Employees

     As of June 30, 2000, the Company employed 129 full-time employees, including 51 in product development, pre-sales engineering, and post-sales technical support; 35 in sales, sales support, and marketing; 23 in operations;

and 20 in finance, IT, general management, and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union.


Combination of Mizar and LSI, and the Formation of Blue Wave Systems Inc.

     Blue Wave Systems Inc. was formed as a result of the combination between Mizar and LSI that occurred in April 1998. The combination was completed via a share exchange whereby Mizar issued 7,876,964 common shares in exchange for all of the outstanding capital stock of LSI. Contemporaneous with completion of the combination, Mizar, Inc. amended its articles of incorporation and changed its name to Blue Wave Systems Inc. The Company's common stock now trades on The Nasdaq Stock Market(R) under the symbol BWSI. Mizar's former trading symbol was MIZR. The combination was accounted for as a pooling of interests and all historical financial information has been retroactively restated to reflect the combination.

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

     Historical and Potential Future Operating Losses. The Company incurred net losses of $2,023,000 and $9,942,000 (inclusive of a $8,426,000 merger and realignment provisions) in fiscal 1999 and 1998, respectively. Additionally, the Company may generate an operating loss if its legacy lines of business begin a more rapid decline than expected. Further, should the Company successfully sell or otherwise dispose of its legacy products during fiscal 2001, the Company would likely begin to generate operating losses. The loss incurred in fiscal 1999 is primarily the result of production-related problems involving the Company's military/aerospace product line. The loss incurred in 1998 is due primarily to a decrease in the Company's revenues and, to a lesser extent, increased spending for product and market development. Many of the Company's potential customers, including those involved in the telecommunications and military/aerospace industries, are evaluating new DSP microprocessor technology for their next generation products, which appear to have dramatic performance enhancements as compared to current, widely available DSP microprocessors. Since many customers are in an evaluation stage, and availability of certain components, including new DSP microprocessors, is quite limited, the Company's ability to generate significant revenues from new DSP products is currently limited. If demand for the Company's new products is below that currently forecasted, or supply of components is less than forecasted, or the Company continues to experience production problems the Company could incur an operating loss during fiscal 2001. In the event the Company experiences an operating loss in 2001 and consumes working capital, the financial institutions which currently provide the Company with credit facilities might alter such facilities. In this situation, the Company may seek alternative sources of working capital.

Item 2.  Properties

     The Company's general corporate offices and North American headquarters are located in Carrollton, Texas (a suburb of Dallas) where it leases approximately 21,000 square feet at an annual rate of approximately $135,000. This lease expires in 2004 and contains a 5 year renewal option. In North America, the Company also leases offices for regional sales operations on the East Coast, West Coast, and central region of the USA. The Company's European headquarters are located in Loughborough, Leicestershire, England. This 44,000 square foot facility is leased at an annual rate of approximately $850,000.

Item 3.  Legal Proceedings

  None.


Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

     The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol BWSI. Prior to the combination and name change in April 1998, it traded under the symbol MIZR. The following table lists the high and low price for each quarter.

        Fiscal Year 2000                High     Low
        ----------------                ----     ---
     First quarter                     $ 4.50   $2.56
     Second quarter                     10.75    3.69
     Third quarter                      22.91    9.56
     Fourth quarter                     14.50    7.00

        Fiscal Year 1999
        ----------------
     First quarter                       3.63    2.63
     Second quarter                      3.50    2.25
     Third quarter                       4.75    3.38
     Fourth quarter                      4.56    3.25

     On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,002 common shares. The first warrant, for 500,001 common shares at an exercise price of $3.50 per share, and the second warrant, also for 500,001 common shares, at an exercise price of $4.50 per share, were exercised in December 1999 resulting in total proceeds to the Company of $4,000,000. The agreements governing the placement contained anti-dilution and SEC registration requirements, as defined. The Company has used the proceeds from the placement and the warrant exercise for general working capital purposes.

     As of September 25, 2000, the approximate number of beneficial stockholders was 1,400.

     The Company has not declared or paid any dividends on its common stock, and does not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data (Fiscal Years 1996-1997 have been restated to give effect to the combination)
   -----------------------------------------------------------------------------

                                                                                Year Ended June 30,
                                                                                -------------------
                                                              2000         1999           1998       1997 (1)      1996 (1)
                                                            -------      -------       --------      --------      --------
                                                                     (in thousands, except per share amounts)
Statements of Operations Data:
Net sales                                                   $34,828      $27,351       $ 32,679      $ 34,388      $ 35,194
Cost of sales                                                15,791       12,739         15,508        15,599        16,070
                                                            -------      -------       --------      --------      --------
Gross margin                                                 19,037       14,612         17,171        18,789        19,124
                                                            -------      -------       --------      --------      --------

Operating expenses:
      Product development & engineering                       5,604        6,236          7,509         6,959         5,466
      Sales and marketing                                     6,475        7,157          7,434         6,315         5,591
      General and administrative                              3,868        3,375          3,938         5,309         2,952
      Merger and realignment costs                               --         (277)         8,426            --            --
                                                            -------      -------       --------      --------      --------
        Total operating expenses                             15,947       16,491         27,307        18,583        14,009
                                                            -------      -------       --------      --------      --------
Operating income (loss)                                       3,090       (1,879)       (10,136)          206         5,115
Interest and other (expense)                                     64          (38)           586           483           140
                                                            -------      -------       --------      --------      --------
Income (loss) from continuing operations
  before provision for income taxes                           3,154       (1,917)        (9,550)          689         5,255
Provision for income taxes                                      317          106            255           397           291
                                                            -------      -------       --------      --------      --------
Income (loss) from continuing operations                      2,837       (2,023)        (9,805)          292         4,964
Loss from discontinued operations                                --           --           (137)       (1,248)       (1,341)
                                                            -------      -------       --------      --------      --------
Net income (loss)                                             2,837       (2,023)        (9,942)         (956)        3,623
                                                            -------      -------       --------      --------      --------
Preference share dividends, accretion and amortiza-
  tion of issuance costs of preference shares                    --           --         (1,512)         (874)           --
                                                            -------      -------       --------      --------      --------
Net income (loss) applicable to common stock                $ 2,837      $(2,023)      $(11,454)     $ (1,830)     $  3,623
                                                            =======      =======       ========      ========      ========

Basic net income (loss) per share:
  Continuing operations                                       $0.19       $(0.15)      $  (0.89)     $  (0.05)     $   0.48
  Discontinued operations                                        --           --          (0.01)        (0.12)        (0.13)
                                                            -------      -------       --------      --------      --------
                                                              $0.19       $(0.15)      $  (0.90)     $  (0.17)     $   0.35
                                                            =======      =======       ========      ========      ========
Diluted net income (loss) per share:
  Continuing operations                                       $0.18       $(0.15)      $  (0.89)     $  (0.05)     $   0.41
  Discontinued operations                                        --           --          (0.01)        (0.12)        (0.11)
                                                            -------      -------       --------      --------      --------
                                                              $0.18       $(0.15)      $  (0.90)     $  (0.17)     $   0.30
                                                            =======      =======       ========      ========      ========
Weighted average shares outstanding:
      Basic                                                  14,804       13,076         12,684        10,594        10,457
                                                            =======      =======       ========      ========      ========
      Diluted                                                15,936       13,076         12,684        10,594        12,218
                                                            =======      =======       ========      ========      ========


                                                                                        June 30,
                                                                                        --------
                                                              2000         1999           1998       1997 (1)      1996 (1)
                                                            -------      -------       --------      --------      --------
                                                                                     (in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash                    6,611      $ 1,339       $  1,895      $  3,216      $  1,745
Marketable securities                                            --           --          3,062         8,598        10,286
Working capital                                              15,690        4,618          5,936        18,389        14,550
Total assets                                                 26,868       17,978         20,544        31,555        27,993
Total debt and capital leases                                   491        2,495          3,137         1,094         3,934
Stockholders' equity                                         18,572        7,347          9,438        13,376        17,607
---------------------------------------------------------------------------------------------------------------------------

(1) The accompanying restated consolidated statements of operations, stockholders' equity and cash flows combine Blue Wave's historical statements of operations, stockholders' equity and cash flows for the periods ended June 30, 1997 and 1996 with the corresponding Loughborough Sound Images Ltd. ("Sub") historical statements of operations, stockholders' equity and cash flows for the periods ended September 30, 1997 and 1996. The restated consolidated statements of stockholders' equity for the periods ended June 30, 1997 and 1996 reflect the exchange of each Sub common share for 94.632 shares of Blue Wave common stock (see Note 3 to the Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

     Net Sales. Net sales in 2000 were $34,828,000, an increase of $7,477,000, or 27% from the $27,351,000 reported in 1999. This increase is attributable to the Company's new line of telecommunications products. In 2000, revenues derived from the ComStruct line of telecommunications products were $9,238,000, or 27% of net sales, a 203% increase from 1999. Since its introduction in January 1999, ComStruct has achieved design-wins in a number of key application areas including 3G wireless communications, enhanced services, and VoIP. The product line consists of a variety of open-architecture hardware and software products which are used to perform signal processing functions with a telecommunications platform. There is a trend to outsource the procurement of signal processing platforms. As a result, the Company is forecasting further growth in 2001 for its ComStruct product range. Revenues derived from the Company's broad range of "legacy" products that are sold into the military, aerospace, test, and instrumentation markets were $25,590,000, or 73% of net sales, a 5% increase from 1999. Beginning in 2000, the Company began to allocate substantially all of its engineering and marketing efforts to the telecommunications marketplace. Therefore, the Company is forecasting a decline in revenues from its legacy products in 2001. On a geographic basis net sales in North America were $16,015,000 in 2000 as compared to $9,667,000 in 1999. Net sales to customers outside North America were $18,813,000 in 2000 as compared to $17,684,000 in 1999. The significant increase in North American sales is attributable to the ComStruct line of telecommunications products and a major program with the U.S. Navy that generated revenues of $7,690,000, or 22% of total revenues. The Company expects to continue to derive a significant portion of its revenues from this U.S. Navy program in 2001 but it is expected to decline in 2001 relative to 2000. The increase in net sales outside the U.S. is also due to the ComStruct line of telecommunications products, somewhat offset by an expected decline in net sales to the test/instrumentation marketplace. Order backlog as of June 30, 2000, was $16,800,000 as compared to $17,000,000 as of June 30, 1999.

     Gross Margin. Gross margin as a percentage of revenues was 54.7% in 2000, as compared to 53.4% in fiscal 1999. The increase in 2000 is the result of the benefit of leveraging the Company's operations personnel over a larger revenue base. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies. Such variations will continue to impact gross margin percentages in future reporting periods

     Product Development and Engineering. Engineering expenses decreased 10% to $5,604,000, or 16% of net sales in 2000, as compared to $6,236,000, or 23% of net sales in 1999. The decrease is due primarily to reduced expenses related to the legacy product lines and the continued reduction of spending that began in 1999 as a result of combining Mizar's and LSI's development teams. The Company's telecommunications product development efforts now comprise approximately 75% of new product development effort. The Company believes that the focus on this vertical market will greatly expand its available served market during 2001 and beyond.

     Sales and Marketing. Sales and marketing expenses decreased 10% to $6,475,000, or 19% of net sales, in 2000, as compared to $7,157,000, or 26% of net sales, in 1999. The decrease is primarily due to a restructuring of the sales and marketing teams in line with the reduced emphasis on legacy products. The Company has continued to invest in new market development for its ComStruct line of telecommunications products and for related application and technical support personnel.

     General and Administrative. General and administrative expenses increased 15% to $3,868,000, or 11% of net sales, in 2000, as compared to $3,375,000, or
12% of net sales, in 1999. The increase in absolute spending is the result of a number of factors including: a provision for the separation agreement with the Company's former chief executive officer, bonuses, higher average compensation, a commitment fee for a new line of credit agreement, and higher legal and professional fees.

     Interest Income. Interest income increased to $102,000 in fiscal 2000, as compared to $84,000 in 1999. The slight increase is primarily due to the proceeds received from the Company's private placement of common stock completed during fiscal 2000.

     Interest Expense. Interest expense decreased to $77,000 in fiscal 2000, as compared to $199,000 in 1999. The decrease is due to the elimination of short-term borrowings made possible by the proceeds received from the Company's private placement of common stock completed during fiscal 2000.

     Provision for Income Taxes. The provision for income taxes was $317,000 in 2000, as compared to $106,000 in 1999. The Company's effective income tax rate is impacted by the utilization of operating loss carryforwards in both the United States and the United Kingdom. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership of the Company greater than 50%, as defined, within a three-year period occurred twice, once in 1995 and once due to the combination with LSI in 1998. The Company's US annual utilization limitation related to its NOL carryforward is now $1,373,000.

     The Company believes it is more likely than not that it will realize the net deferred tax asset of $1,085,000 recorded in the balance sheet as of June 30, 2000 and accordingly no valuation allowance has been provided on this portion of the asset. This conclusion is based on (1) changes in operations that have recently occurred, including the acquisition of LSI, which management believes has expanded its product capabilities and customer base, (2) cost reductions or synergies gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon the C6x technology, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of calendar year 2001. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

     Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

     Net Sales. Net sales in 1999 were $27,351,000, a decrease of $5,328,000, or 16%, from the $32,679,000 reported in 1998. This decline in revenue is attributable to 1) production delays on three large military/aerospace programs and, 2) the technology transition created by the introduction of a revolutionary new family of DSP microprocessors from Texas Instruments. Historically, the Company has supplied complex products to the military/aerospace industry. This complexity is necessitated by environmental conditions, space and weight constraints, and processing demands. Products of this nature inherently involve greater production risks since many components are only available from one supplier and relatively few subcontractors are available for final assembly. Specifically, during the second half of 1999 the Company experienced supplier delays from vendors of printed circuit boards and memory devices. Additionally, production scheduled at one assembly contractor was also delayed by factors outside the Company's immediate control. All of these factors contributed to approximately $3 million of shipment delays which impacted net sales in 1999. The Company's focus on telecommunications products, which were not impacted by these production delays, will greatly reduce the Company's dependence on complex military/aerospace product sales. As mentioned above, the second factor that led to the decline in net sales was the introduction in 1997 of the C6000 family of DSP microprocessors from Texas Instruments (TI). Historically, the majority of the Company's products incorporate DSP's from TI. The Company believes the first release of the C6000 DSP represented a 10x improvement in performance over the existing widely available DSP's. Commercial OEMs and defense contractors are continuing to develop products that utilize these next generation DSPs which, in turn, creates tremendous opportunities for the Company in a number of emerging application areas such as wireless communications and internet telephony. The Company's strong order flow from customers in the second half of 1999 coupled with the deferment of the delayed product shipments into 2000 led to a 50% annual increase in order backlog as of June 30, 1999. Order backlog as of June 30, 1999, was $17,000,000 as compared to $11,298,000 as of June 30, 1998. On a geographic basis net sales in North America were $9,667,000 in 1999 as compared to $13,332,000 in 1998. Net sales to customers outside North America were $17,684,000 in 1999 as compared to $19,347,000 in 1998. The decline in North American sales is mostly attributable to the production delays described above and, to a lesser extent, the technology transition. The decline in sales to customers outside North America can be attributed to the technology transition. Net sales from the Company's non-DSP products have continued to decline steadily and represented $1,118,000, or 4% of net sales in 1999, as compared to $3,064,000, or 9% of net sales in 1998.

     Gross Margin. Gross margin as a percentage of revenues was 53.4% in 1999, as compared to 52.5% in fiscal 1998. The increase in 1999 is the result of inventory provisions taken in 1998 related to product scrap and obsolescence. A significant portion of the provision for product obsolescence in 1998 is related to the technology transition discussed above. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to factors mentioned above, and changes in customer and specific product mix. Such variations will continue to impact gross margin percentages in future reporting periods

     Product Development and Engineering. Engineering expenses decreased 17% to $6,236,000, or 23% of net sales in 1999, as compared to $7,509,000, or 23% of net sales in 1998. The decline in absolute spending is the result of implementing the Company's post-merger organization plan immediately after the merger between Mizar and Loughborough Sound Images was completed in April 1998. Duplicate development efforts were eliminated and the use of external contractors was reduced. The post-merger plan for the Company also reflected a reduced level of new product development for the military/aerospace industry and more stringent cost controls for discretionary spending items.

     Sales and Marketing. Sales and marketing expenses decreased 4% to $7,157,000, or 26% of net sales, in 1999, as compared to $7,434,000, or 23% of net sales, in 1998. The Company continued to invest in new market development for its ComStruct line of telecommunications products. The Company also employed additional sales personnel in the United States during 1999.

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

     Merger and Realignment Expenses. In 1998, the Company provided for estimated costs and expenses associated with completing the merger and implementing the post-merger organization plan. As of the end of fiscal 1999 the Company evaluated the adequacy of the original provision and determined that the estimate of the original provision should be reduced by $277,000, or 3% of merger and realignment expenses. Accordingly, this revision in estimate, primarily related to non-cash charges, was reflected as a nonrecurring reduction in operating expenses in 1999.

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

     Interest Expense. Interest expense increased to $199,000 in fiscal 1999, as compared to $109,000 in 1998. The increase in interest expense is the result of increased borrowings during 1999. The credit facilities utilized were with a commercial bank in the United Kingdom and a commercial bank in the United States. The increase in the average borrowing level was necessitated by the cash consumed by merger-related expenses and transactions as well as the operating loss incurred in 1999.

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

Liquidity and Capital Resources

     The Company's cash flow provided (used) by operations was $141,000, $(2,423,000) and $(2,655,000) in fiscal 2000, 1999 and 1998, respectively. Net working capital was $15,690,000, $4,618,000 and $5,936,000 as of the end of fiscal 2000, 1999 and 1998, respectively. Cash flow from operations increased primarily as a result of income from operations offset by investments in inventory and higher accounts receivable due to higher revenues. The improved liquidity resulted from a private placement of stock and warrants in August of 1999. Under the private placement, the Company received total net proceeds of $6,926,000 from common stock and the subsequent exercise (in full) of warrants for common stock. The Company also received net proceeds aggregating $757,000 from the exercise of stock options, and an additional amount of approximately $300,000 of option proceeds that were used to pay down the debt related to the ESOP from which shares were issued upon the exercise of options. Merger related transactions had a significant negative impact upon the Company's working capital and cash flow from operations during 1998 and 1999 as did the Company's operating losses. Merger and realignment related expenses consumed approximately $1,700,000 of cash during 1999.

     The Company's investment in capital equipment was $630,000, $701,000, and $1,233,000 in fiscal 2000, 1999 and 1998, respectively. Capital equipment generally consists of design engineering tools, simulation tools, production and design test equipment, and computers for general use.

     The Company has utilized credit facilities to support its operations although at June 30, 2000 no short-term borrowings on facilities were outstanding. The Company maintains a $1,500,000 credit facility agreement with a commercial bank in the United Kingdom. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. The Company also has a $3,500,000 credit facility agreement with a commercial bank in the United States which is collateralized by the assets of the Company's U.S. operations and bears interest at the bank's prime rate plus 1%.

     On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,002 common shares. The first warrant, for 500,001 common shares at an exercise price of $3.50 per share, and the second warrant, also for 500,001 common shares, at an exercise price of $4.50 per share, were exercised in December 1999 resulting in total proceeds to the Company of approximately $4,000,000. The agreements governing the placement contained anti-dilution and SEC registration requirements, as defined. The Company has used the proceeds from the placement and the warrant exercise for general working capital purposes.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (6.00% at June 30, 2000) plus 1.50%, for a total rate of 7.5% at June 30, 2000.
The note is subject to renewal annually. The debt agreements related to this note contain warranties and covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. Management believes the Company is in compliance with such warranties and covenants. In December 1999, proceeds aggregating $290,000 from eligible stock option exercises were used to reduce the balance of the note payable. The associated restricted cash balance was reduced in the third quarter of fiscal 2000 by an equivalent amount.

     Management believes that through its current cash resources and currently available credit facilities it will have adequate resources to fund the Company's 2001 operating plan. If the Company incurs losses during fiscal year 2001, liquidity could be significantly impaired if the Company's debt facilities are materially altered or cancelled. In the event this occurred, the Company may find it necessary to secure other sources of working capital.

     The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a borrowing transaction or consider raising additional funds through an equity offering. The Company is also considering selling or otherwise disposing of its non-strategic legacy product lines. Should this occur during fiscal 2001, the Company currently anticipates that it may begin generating operating losses.


Recently Issued Accounting Pronouncements

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The Company does not have any derivatives and SFAS 133 does not have a material impact on the Company's financial position or disclosures. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all quarters beginning in fiscal year 2001.

     In December 1999, the SEC staff issued SAB 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 is effective in our fourth fiscal quarter of 2001. Management does not believe the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.


Item 7A. Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company generally invests cash balances in excess of operating requirements in money market funds. The Company's investments in these funds are subject to interest rate fluctuations, but management believes this risk is immaterial due to the nature of these investments. If the Company were to experience a 1% decrease in the effective interest rate, the effect on annual interest income would be a decrease of approximately $50,000. The carrying value of the funds would not be affected. The Company's lines of credit provide for borrowings which bear interest at a variable rate equal to the prime rates of the lenders. As of June 30, 2000, the Company did not have any borrowings outstanding under the credit agreements. The Company has a note payable which bears interest at a variable rate equal to the prime rate of the lender. If the Company were to experience a 5% increase in the variable rate of interest, the effect on interest expense would be an increase of approximately $25,000 annually. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

    Foreign Currency Risk. The operations of the Company's international subsidiaries are primarily conducted in their respective local currencies. The Company is exposed to foreign exchange rate fluctuations since the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability and financial position. If the Company were to have experienced a 10% decrease in the United Kingdom pound sterling to US dollar foreign exchange rate, the impact on the results of operations for fiscal 2000 would have been a decrease of approximately $100,000. The effect of foreign exchange rate fluctuations on the Company's operations in fiscal 2000 was not material. The Company, to date, has not attempted to hedge foreign currency exposures. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

Item 8.  Financial Statements and Supplementary Data

  See Financial Statements beginning on page F-1.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

         Name          Age                   Position
---------------------  ---  --------------------------------------------------
Rob N. Shaddock         42  Director and Chief Executive Officer
John R. Forrest         56  Chairman of the Board of Directors (1)
Lynn J. Davis           53  Director (2)
John L. Rynearson       53  Director (1) (2)
Richard J. Thompson     51  Director (1) (2)
Malcolm Brownsell       42  Chief Operating Officer
M. Keith Burgess        38  Chief Technology Officer
Donald B. Crosbie       56  Chief Financial Officer and President of North American Operations
Kevin Parslow           41  Executive Vice President, Worldwide Sales and Marketing

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     Rob N. Shaddock joined LSI in October 1992 as Technical Director, when LSI merged with Data Beta Ltd. He served as Marketing Director of LSI from 1997 until the time of the combination. In April 1998, he was named as Executive Vice President and a director of Blue Wave Systems. In November 1999, he was appointed Chief Executive Officer.

     John R. Forrest, a director of LSI since 1996, was elected as a director of the Company on the date of the combination. He was a Professor of Electronic Engineering from 1970 to 1984 at University College London, following which he joined Marconi Defense Systems as Technical Director. Between 1986 and 1991, he was Director of Engineering at the Independent Broadcasting Authority. In 1991, he was appointed Chief Executive of National Transcommunications Limited ("NTL") from which he resigned in 1994. Since leaving NTL, Mr. Forrest has been engaged in the management of investments and continues to serve as director of several entities based in the United Kingdom. In February 2000, he was elected as Chairman of the Board of Directors.

     Lynn J. Davis was appointed as a director of the Company in November 1999. He is a senior vice president of ADC Telecommunications Inc. and serves as President of ADC's Broadband Connectivity Group. He has headed the ADC Broadband Connectivity Group since 1990.

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

     Richard J. Thompson was appointed as a director of the Company in February 2000. He has served as the Vice President - Finance, Chief Financial Officer and Secretary of Artesyn Technologies, Inc. since June 1990.

     Malcolm Brownsell was appointed as Chief Operating Officer of the Company in August 2000. He was VP of Operations of Integrated Micro Products beginning in 1988, and subsequent to the acquisition of Integrated Micro Products by Sun Microsystems in 1996, was appointed as General Manager and served in that position until 1997. He served as the Operations Director of Welwyn Systems from 1997 to 1998. From 1998 to August 2000, he served as Manufacturing Director for Psion Computing Ltd. and continued to serve in that position after the acquisition of the Psion manufacturing facility by Flextronics International.

     M. Keith Burgess joined Mizar in September 1989 and has served in a variety of engineering and technical marketing management positions. He was named Vice President-Advanced Technology of Mizar in January 1997, and in April 1998, was named Chief Technology Officer for the Company.

     Donald B. Crosbie was appointed as Chief Financial Officer and President of North American Operations of the Company in September 2000. He was President, COO and CFO of Ypay.com from September 1999 to July 2000. He was the founder of ComVest Partners Inc., an institutional research firm from 1995 to 1996.

     Kevin Parslow joined LSI in October 1992 when LSI merged with Data Beta, where he was Sales and Marketing Director. In 1994, he was appointed as Sales Director of LSI, and in April 1998, was named the Vice President of Worldwide Sales for the Company. In March 2000, he was named Executive Vice President, Worldwide Sales and Marketing for the Company.

     Each of the Company's directors holds office until the next annual meeting of stockholders and until their respective successors shall have been elected and qualified or until their earlier death, resignation or removal. The Company's officers are elected annually by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 2000.


Item 11.    Executive Compensation

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 2000.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 2000.


Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders' which will be filed on or before October 28, 2000.

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


                                           Blue Wave Systems Inc.

Dated: September 28, 2000                  By: /s/   Donald B. Crosbie
                                           ---------------------------
                                           Donald B. Crosbie
                                           Chief Financial Officer and President of North American
                                           Operations (Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Rob N. Shaddock                 Chief Executive Officer                  Dated: September 28, 2000
------------------------------------     and Director
         Rob N. Shaddock                 (Principal Executive Officer)

By:  /s/ Donald B. Crosbie               Chief Financial Officer and              Dated: September 28, 2000
------------------------------------     President of North American Operations
         Donald B. Crosbie               (Principal Financial and
                                         Accounting Officer)

By:  /s/ John R. Forrest                 Chairman of the                          Dated: September 28, 2000
------------------------------------     Board of Directors
         John R. Forrest


By:  /s/ Lynn J. Davis                   Director                                 Dated: September 28, 2000
------------------------------------
         Lynn J. Davis

By:  /s/ John L. Rynearson               Director                                 Dated: September 28, 2000
------------------------------------
         John L. Rynearson

By:  /s/ Richard J. Thompson             Director                                 Dated: September 28, 2000
------------------------------------
         Richard J. Thompson


                             BLUE WAVE SYSTEMS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                PAGE
                                                                                                ----
Report of Independent Public Accountants                                                         F-2
Consolidated Balance Sheets as of June 30, 2000 and 1999                                         F-3
Consolidated Statements of Operations For the Years Ended June 30, 2000, 1999 and 1998           F-4
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended June 30, 2000,
  1999 and 1998                                                                                  F-5
Consolidated Statements of Cash Flows For the Years Ended June 30, 2000, 1999 and 1998           F-6
Notes to Consolidated Financial Statements                                                       F-7
Schedule II - Valuation and Qualifying Accounts                                                  F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Blue Wave Systems Inc.:

We have audited the accompanying consolidated balance sheets of Blue Wave Systems Inc. (formerly Mizar, Inc.) and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. The consolidated financial statements give retroactive effect to the merger with Blue Wave Systems Ltd. (formerly Loughborough Sound Images Limited) on April 27, 1998, which has been accounted for as a pooling of interests as described in Note 1. These consolidated financial statements and Supplemental Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2000, after giving retroactive effect to the merger with Blue Wave Systems Ltd. as described in Note 1, all in conformity with accounting principles generally accepted in the United States.

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



                                               ARTHUR ANDERSEN LLP



Dallas, Texas
August 11, 2000

                            Blue Wave Systems Inc.

                          Consolidated Balance Sheets
                         As of June 30, 2000 and 1999
                  (in thousands, except par value per share)

                                                                                          As of June 30,
                                                                                         2000        1999
                                                                                       --------    --------
                                              ASSETS
                                              ------
Current assets:
    Cash and cash equivalents                                                          $  6,120    $    551
    Restricted cash                                                                         491         788
    Accounts receivable, net of allowances of $137 and $198, respectively                 8,616       5,933
    Inventories, net                                                                      6,231       5,119
    Prepaid expenses and other                                                              935         874
    Deferred tax asset                                                                      271         271
                                                                                       --------    --------
                         Total current assets                                            22,664      13,536
                                                                                       --------    --------

Plant and equipment:
     Machinery and equipment                                                              7,432       7,211
     Furniture and fixtures                                                               2,568       2,643
                                                                                       --------    --------
                                                                                         10,000       9,854
     Less accumulated depreciation                                                       (7,398)     (6,584)
                                                                                       --------    --------
                         Plant and equipment, net                                         2,602       3,270
                                                                                       --------    --------

Deferred tax asset-noncurrent                                                             1,602       1,095
Other assets                                                                               --            77
                                                                                       --------    --------
                         Total assets                                                  $ 26,868    $ 17,978
                                                                                       ========    ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
     Accounts payable                                                                  $  4,257    $  5,071
     Accrued compensation                                                                   491         437
     Other accrued liabilities                                                            1,795       1,703
     Deferred revenue                                                                       431        --
     Lines of credit                                                                       --         1,707
                                                                                       --------    --------
                         Total current liabilities                                        6,974       8,918
                                                                                       --------    --------

Deferred income taxes                                                                       788         821
Other noncurrent liabilities                                                                 43         104
Long-term debt, net of current maturities                                                   491         788
                                                                                       --------    --------
                         Total liabilities                                                8,296      10,631
                                                                                       --------    --------

Commitments and contingencies                                                              --          --
                                                                                       --------    --------

Stockholders' equity:
      Preference stock, $.01 par value; 1,000 shares authorized; no shares
            issued and outstanding at June 30, 2000 and 1999, respectively                 --          --
      Common stock, $.01 par value; 50,000 shares authorized; 16,207 and 13,665 shares issued; 15,548 and 12,919 shares outstanding at June 30, 2000 and
            1999, respectively                                                              162         137
      Additional paid-in capital                                                         31,498      23,103
      Accumulated deficit                                                               (11,394)    (14,231)
      Accumulated other comprehensive loss                                                 (605)       (261)
                                                                                       --------    --------
                                                                                         19,661       8,748
                                                                                       --------    --------
     Less -- treasury stock, at cost                                                     (1,089)     (1,401)
                                                                                       --------    --------
                         Total stockholders' equity                                      18,572       7,347
                                                                                       --------    --------
                         Total liabilities and stockholders' equity                    $ 26,868    $ 17,978
                                                                                       ========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Operations

           For the Fiscal Years Ended June 30, 2000, 1999, and 1998
                   (in thousands, except per share amounts)

                                                                                   For the Fiscal Years
                                                                               2000        1999        1998
                                                                             --------    --------    --------
Net sales                                                                    $ 34,828    $ 27,351    $ 32,679
Cost of sales                                                                  15,791      12,739      15,508
                                                                             --------    --------    --------

                    Gross margin                                               19,037      14,612      17,171

Operating expenses:
     Product development and engineering                                        5,604       6,236       7,509
     Sales and marketing                                                        6,475       7,157       7,434
     General and administrative                                                 3,868       3,375       3,938
     Merger and realignment costs                                                --          (277)      8,426
                                                                             --------    --------    --------

                    Total operating expenses                                   15,947      16,491      27,307
                                                                             --------    --------    --------

Operating income (loss)                                                         3,090      (1,879)    (10,136)
                                                                             --------    --------    --------

Other income (expense):
     Interest expense                                                             (77)       (199)       (109)
     Interest income                                                              102          84         506
     Other, net                                                                    39          77         189
                                                                             --------    --------    --------

                    Total other income (expense)                                   64         (38)        586
                                                                             --------    --------    --------

Income (loss) from continuing operations before provision for income taxes      3,154      (1,917)     (9,550)
                                                                             --------    --------    --------

Provision for income taxes                                                        317         106         255

Income (loss) from continuing operations                                        2,837      (2,023)     (9,805)

Loss from discontinued operations, net of tax benefit of $0, $0,
                    and $62, respectively                                        --          --          (137)
                                                                             --------    --------    --------

Net income (loss)                                                               2,837      (2,023)     (9,942)

Preference share dividends, accretion and amortization of issuance costs
                    of preference shares                                         --          --        (1,512)
                                                                             --------    --------    --------

Net income (loss) applicable to common stock                                 $  2,837    $ (2,023)   $(11,454)
                                                                             ========    ========    ========

Basic net income (loss) per share:
        Continuing operations                                                $   0.19    $  (0.15)   $  (0.89)
        Discontinued operations                                                  --          --         (0.01)
                                                                             --------    --------    --------
                                                                             $   0.19    $  (0.15)   $  (0.90)
                                                                             ========    ========    ========

Diluted net income (loss) per share:
        Continuing operations                                                $   0.18    $  (0.15)   $  (0.89)
        Discontinued operations                                                  --          --         (0.01)
                                                                             --------    --------    --------
                                                                             $   0.18    $  (0.15)   $  (0.90)
                                                                             ========    ========    ========

Weighted average common shares outstanding:
        Basic                                                                  14,804      13,076      12,684
                                                                             ========    ========    ========
        Diluted                                                                15,936      13,076      12,684
                                                                             ========    ========    ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             Blue Wave Systems Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Fiscal Years Ended 2000, 1999 and 1998
                                 (in thousands)



                                                                                          Accumulated
                                                Common Stock                                 Other       Retained
                                                ------------      Paid-In   Treasury     Comprehensive   Earnings
                                             Shares   Par Value   Capital    Stock       Income (Loss)   (Deficit)      Total
                                             ------   ---------   -------   --------    --------------  -----------   --------
BALANCE, beginning of fiscal year 1998       10,820   $     108   $14,758   $ (1,910)   $          185  $       235   $ 13,376
 Issuance of common shares and
  treasury stock for exercise of
  stock options                                 814           8       371        220                --           --        599
 Loss on issuance of treasury
  shares for option exercises                    --          --        --        862                --         (862)        --
 Issuance of common shares
  for exercise of warrants                    1,903          19     5,552         --                --           --      5,571
 Purchase of treasury stock, at cost             --          --        --       (573)               --           --       (573)
 Variable stock option expense                   --          --     2,741         --                --           --      2,741
 Write-off of preference share
  issuance costs                                 --          --      (449)        --                --           --       (449)
 Dividend, accretion and amortization
  of issuance costs                              --          --        --         --                --       (1,512)    (1,512)
 Net income from overlapping period
  - LSI quarter ended 9/30/97                    --          --        --         --                --         (564)      (564)
 Dividend, accretion and amortization
  of issuance costs of overlapping
  period                                         --          --        --         --                --          437        437
 Net loss                                        --          --        --         --                --       (9,942)    (9,942)
Other comprehensive loss:
 Unrealized gain on
  marketable securities                          --          --        --         --                16           --         16
 Foreign currency translation                    --          --        --         --              (262)          --       (262)
                                                                                                                      --------
                Comprehensive loss               --          --        --         --                --           --    (10,188)
                                           --------   ---------   -------   --------    --------------   ----------   --------
BALANCE, June 30, 1998                       13,537         135    22,973     (1,401)              (61)     (12,208)     9,438
 Issuance of common shares
  for exercise of stock options                 128           2        99         --                --           --        101
 Payments on employee loans
  for exercise of stock options                  --          --        31         --                --           --         31
 Net loss                                        --          --        --         --                --       (2,023)    (2,023)
Other comprehensive loss:
 Foreign currency translation                    --          --        --         --              (200)          --       (200)
                                                                                                                      --------
                Comprehensive loss               --          --        --         --                --           --     (2,223)
                                           --------   ---------   -------   --------    --------------   ----------   --------
BALANCE,  June 30, 1999                      13,665         137    23,103     (1,401)             (261)     (14,231)     7,347
 Sale of common stock and issuance
  of common shares for exercise
  of warrants (net of expense)                2,200          22     6,904         --                --           --      6,926
 Issuance of common shares
  for exercise of stock options                 342           3       754         --                --           --        757
 Tax effect of disqualifying dispositions        --          --       737         --                --           --        737
 Issuance of ESOP shares upon
  exercise of stock options                      --          --        --        312                --           --        312
 Net income                                      --          --        --         --                --        2,837      2,837
Other comprehensive loss:
 Foreign currency translation                    --          --        --         --              (344)          --       (344)
                                                                                                                      --------
                Comprehensive income             --          --        --         --                --           --      2,493
                                           --------    --------   -------   --------    --------------   ----------   --------
BALANCE,  June 30, 2000                      16,207    $    162   $31,498   $ (1,089)   $         (605)  $  (11,394)  $ 18,572
                                           ========    ========   =======   ========    ==============   ==========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                             Blue Wave Systems Inc.

                      Consolidated Statements of Cash Flows

                 For the Fiscal Years Ended 2000, 1999 and 1998
                                 (in thousands)

                                                                                     For the Fiscal Years
                                                                               2000        1999        1998
                                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $  2,837    $ (2,023)   $ (9,942)
     Adjustments to reconcile net income (loss) to net cash
        used by operating activities -
            Depreciation                                                        1,172       1,345       1,391
            Loss on disposal of fixed assets                                        8          19         151
            Variable stock option charge                                         --          --         2,741
            Deferred tax provision (benefit)                                      201         (34)        (42)
     Changes in assets and liabilities -
            Accounts receivable, net                                           (2,683)     (1,291)      2,867
            Inventories, net                                                   (1,112)       (963)        446
            Prepaid expenses and other                                             16          99         914
            Accounts payable and accrued liabilities                             (298)        425      (1,181)
                                                                             --------    --------    --------
                         Net cash (used) provided by operating activities         141      (2,423)     (2,655)
                                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of machinery and equipment                                  (630)       (701)     (1,233)
           Proceeds from dispositions of machinery and equipment
             and assets held for sale                                              34          53        --
           Proceeds from maturities of marketable securities                     --         3,062       5,561
                                                                             --------    --------    --------
                         Net cash (used) provided by investing activities        (596)      2,414       4,328
                                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Sale of common stock (net of expenses)                               6,926        --          --
           Exercise of stock warrants and options                                 757         132       6,170
           Net proceeds (net reductions) associated with bank borrowings       (1,707)       (595)      2,302
           Redemption of preference shares                                       --          --       (10,023)
           Restricted cash in escrow                                              297        --          --
           Sale (purchase) of treasury stock                                      306        --          (573)
           Net payments on long-term debt                                        (297)       --          (284)
                                                                             --------    --------    --------
                         Net cash (used) provided  by financing activities      6,282        (463)     (2,408)
                                                                             --------    --------    --------

           Effect of translation rates on cash                                   (258)        (37)        (47)
           Effect of overlapping period                                          --          --          (564)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,569        (509)     (1,346)
CASH AND CASH EQUIVALENTS, beginning of year                                      551       1,060       2,406
                                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                                       $  6,120    $    551    $  1,060
                                                                             ========    ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
          Cash paid for interest                                             $    125    $    208    $    130
          Cash paid for income taxes                                               14        --           263
          Tax effect of disqualifying dispositions of stock options               737        --          --

 The accompanying notes are an integral part of these consolidated financial statements.

                             BLUE WAVE SYSTEMS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FISCAL YEARS 2000, 1999, AND 1998


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Blue Wave Systems Inc. (formerly Mizar, Inc.) (a Delaware corporation) (the "Company", "Blue Wave" or "BWS Inc.") designs, develops and markets programmable Digital Signal Processing ("DSP") computing sub-systems that are used in telecommunications, communications analysis, medical imaging, radar, sonar and other systems. The Company's ComStruct(TM) range of products is designed for use in telecommunications infrastructure equipment, and the Company's older product lines (the `legacy' products) are designed for a range of industrial and military applications. The Company's products are typically sold to original equipment manufacturers, systems integrators, research organizations, and military/aerospace contractors who integrate the Company's products into their own products or equipment. The Company was formed in April 1998 upon the combination of Mizar, Inc. ("Mizar") and Loughborough Sound Images Limited ("LSI"), a company based in the United Kingdom.

     Blue Wave Systems Limited ("Blue Wave Sub" or "Sub") (formerly Loughborough Sound Images Limited or "LSI") was incorporated in England in 1983 and is registered as a private limited company. Blue Wave Sub, and its wholly owned subsidiaries, are collectively referred to herein as "Sub" or "LSI".

     Certain previously reported amounts have been reclassified to conform with current year presentation.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. They give retroactive effect, for all periods presented, to the combination with Sub on April 27, 1998, which has been accounted for as a pooling of interests (see Note 3). The restated consolidated statement of stockholders' equity for the beginning of fiscal year 1998 reflects the exchange of each Sub common share for 94.632 shares of Blue Wave common stock (see Note
3).

Foreign Currency Translation

     The functional currency of Sub is the United Kingdom pound sterling ("pound sterling") and the functional currency of BWS Inc. is the US dollar.

     The historical financial statements of Sub have been translated into US dollars ("$") from pound sterling ("Pounds" or "(Pounds)") using the exchange rate at each balance sheet date for assets and liabilities, average exchange rate for each period for net sales, costs, expenses and other income and expenses, and at historical rates for stockholders' equity. Translation adjustments have been recorded as a component of other accumulated comprehensive income (loss) in the accompanying consolidated statement of stockholders' equity.

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

Property, Plant, and Equipment

     Property, plant and equipment, including assets under capital lease, are carried at cost and depreciated using the straight-line method over the estimated economic lives of the assets as follows:

     Buildings/leasehold improvements                4 - 25 years
     Equipment                                       3 - 5 years
     Furniture and fixtures                          2 - 5 years
     Software                                        1 - 3 years

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

Revenue Recognition

     Revenue from product sales is recorded only when the earnings process is completed, which is principally when the product is shipped. The Company may receive advance payments on progress billings for certain long-term contracts. The Company defers revenue on progress billings until the product is shipped and the earnings process is substantially complete. At June 30, 2000, the Company has deferred $431,000 of progress billings on long-term contracts.

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

Stock Compensation

     The Company has elected to follow the proforma disclosure requirements promulgated by SFAS No. 123, Accounting for Stock-based Compensation, and has opted to continue to account for the stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations. The proforma disclosure can be found in
Note 13 to the consolidated financial statements.

Warrant

     On September 28, 1995, the Company completed an initial public offering ("IPO") of 918,000 shares of common stock. The Company sold John G. Kinnard and Company, Incorporated, as an underwriter of the IPO, a five-year warrant to purchase up to 15,000 shares of the Company's common stock, exercisable at $10.20 per share. As of June 30, 2000, this warrant had not been exercised.

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

Recently Issued Accounting Pronouncements

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The Company does not have any derivatives and SFAS 133 does not have a material impact on the Company's financial position or disclosures. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all quarters beginning in fiscal year 2001.

     In December 1999, the SEC staff issued SAB 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 is effective in our fourth fiscal quarter of 2001. Management does not believe the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

2.  HISTORICAL OPERATING LOSSES AND OPERATING ENVIRONMENT:

     Although the Company had net income in 2000, it incurred net losses of $2,023,000 and $9,942,000 (inclusive of a $8,426,000 merger and realignment provision) in fiscal 1999 and 1998, respectively. The loss in 1999 was primarily the result of production related problems involving the Company's military/aerospace product line, and technological changes impacting the Company's served markets which decreased the Company's revenues.

     The Company operates in an environment which is subject to rapid technological change requiring high levels of expenditures for research and development, dependence on components that may be available from a limited number of suppliers, subcontractor manufacturing firm scheduling since the Company has no internal manufacturing capability, and quarterly fluctuations as the result of the timing of significant orders and new product introductions.

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

     In fiscal 1998, the Company recorded an $8,426,000 nonrecurring charge for merger and strategic realignment related costs and expenses. In broad terms this provision includes all professional and statutory fees relating to the combination, a non-cash charge related to LSI stock options, and the cost necessary to execute the plan to streamline operations and reduce the Company's cost base from that of two independent companies. Approximately $4,800,000 of the total charge resulted in a cash outlay and approximately $3,600,000 of the charge was non-cash. The $3,600,000 non-cash portion provided for the vesting of stock options at LSI as well as duplicate and excess assets that occurred as a result of merging the two companies. The amount associated with the stock option provision was approximately $2,700,000 and relates to the establishment of a vesting date for LSI options as a result of the combination. Although reflected as a charge against income this provision had no net impact on shareholders' equity since it also increased paid-in-capital. Professional and statutory fees included legal, accounting, investment banking, and printing fees for both companies as well as a statutory transaction based tax in the UK, and SEC expenses in the US totaling approximately $2,500,000. Other cash outlays, which include travel, excess lease space, and employment severance, aggregated approximately $2,300,000. Of the total provision that resulted in cash outlay, approximately $2,700,000 was paid in fiscal 1998 and an additional $1,700,000 was paid in fiscal 1999. Approximately $213,000 was paid in fiscal year 2000 and approximately $60,000 will be paid in fiscal year 2001.

     In fiscal 1999, the Company revised its estimate of certain merger and realignment charges. This resulted in a reduction of certain accruals. This change in estimate is reflected as a reduction to the merger and realignment costs of $277,000, primarily consisting of non-cash charges, in the accompanying consolidated statement of operations. As of June 30, 2000, approximately $117,000 of reserves for excess facilities is recorded in the accompanying consolidated balance sheet. The following table presents a summary of the remaining reserves for these expenses, as of June 30, 2000 and 1999, respectively.

       Balance Sheet Classification                            2000     1999
       ----------------------------                            ----     ----
       Reserves included in other accrued liabilities    $   74,000   $249,000
       Reserves included in other noncurrent liabilities     43,000    104,000

     The table below presents a reconciliation of revenues and net income, as reported in the consolidated statements of income with those previously reported by the Company. The references to Blue Wave in this table are to the Company's historical operating results prior to the acquisition of Sub (amounts in table are in thousands).

                                               Fiscal Year Ended
                                               -----------------
                                                      1998
                                                   ---------
REVENUES:
     Blue Wave                                      $12,111
     Sub                                             20,568
                                                    -------
       Total consolidated revenues                  $32,679
                                                    =======

     NET LOSS:
     Blue Wave                                      $(5,677)
     Sub                                             (4,265)
                                                     ------
       Total consolidated net loss                  $(9,942)
                                                     ======

     Included in the net loss of Sub for fiscal year 1998 are losses from discontinued operations of $137,000 (net of income tax benefits of $62,000). See
Note 10.

4.   INVENTORIES:

     Net inventories at fiscal year-end 2000 and 1999, consisted of the following (in thousands):

                                   2000               1999
                                  ------            -------
      Raw materials               $3,135            $ 2,326
      Work-in-process              2,636              2,185
      Finished goods               1,258              1,705
      Reserves                      (798)            (1,097)
                                  ------            -------
      Inventories, net            $6,231            $ 5,119
                                  ======            =======


5.   OTHER ACCRUED LIABILITIES:

     At fiscal year-end 2000 and 1999, other accrued liabilities consisted of the following (in thousands):

                                                         2000     1999
                                                         ----     ----
      Sales representative commissions                 $  330   $  383
      Property tax                                         42       38
      Warranties                                          176      207
      Accrued franchise tax and income tax payable        176      161
      Professional services and other                     227      185
      Merger and realignment                               74      249
      Taxes payable, other than income                    278      376
      Other current liabilities                           492      104
                                                       ------   ------
                                                       $1,795   $1,703
                                                       ======   ======
6.   ROYALTIES:

     During fiscal years 2000 and 1999, the Company paid royalties of $96,000 and $90,000, respectively. The royalties paid in 2000 were related to sales of non-DSP products covered by a contractual agreement to grant manufacturing rights of those products and an agreement with an engineering service provider. The royalties paid in 1999 were primarily related to an agreement with an engineering service provider which provided for royalties to be paid upon sales of a specific product.

7.   DEBT:

Lines of Credit

     The Company utilizes credit facilities to support its operations. As of June 30, 2000, there were no loans outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,500,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of June 30, 2000, there were no loans outstanding under a $3,500,000 facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of June 30, 1999 there was a total of $1,707,000 outstanding under credit facilities. As of June 30, 2000, the Company was in compliance with all its financial covenants under its agreements with both banks.

Long-term Debt

     Long-term debt consists of the following (in thousands):

                                                                                                    2000        1999
                                                                                                 ----------  ----------
  Note payable to a commercial bank, interest at the bank's base rate, plus 1.5%
     (total rate of 7.50% and 6.50% at fiscal year-end 2000 and 1999, respectively); renewed annually; secured by escrow of cash in the same
     amount                                                                                      $  491         $  788
                                                                                                 ======         ======


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

     Basic net income (loss) per share for each of the three fiscal years ended 2000 were computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the periods presented, as adjusted, on a historical basis, for the exchange ratio in the combination (Note 3). Diluted net income per share for fiscal 2000 was computed by dividing net income by the weighted average number of shares of common stock outstanding, including dilutive securities. Diluted net loss per share for fiscal years 1999 and 1998 were computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding. Other dilutive securities outstanding during fiscal 1999 and 1998 were anti-dilutive to the net loss per share calculation. Other dilutive securities included in diluted net income per share are stock options and warrants calculated under the treasury stock method using the prevailing average market price for the period presented. Shares used in basic and diluted net income (loss) per share calculations for the fiscal years 2000, 1999, and 1998 are presented below (in thousands):


                                                                               Basic
                                                                --------------------------------------
                                                                 2000            1999            1998
                                                                ------          ------          ------
Weighted average common stock outstanding
  during the period                                             14,804          13,076          12,684
                                                                ======          ======          ======

                                                                                Diluted
                                                                --------------------------------------
Weighted average common stock outstanding
   during the period                                            14,804          13,076          12,684
 Other dilutive securities of stock option/warrant programs      1,132             N/A             N/A
                                                                ------          ------          ------
 Shares used in net income (loss) per share calculation         15,936          13,076          12,684
                                                                ======          ======          ======

     Dilutive securities equivalent to 646,000 and 990,000 shares of common stock were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the Company incurred net losses attributable to common shareholders. The inclusion of these options would have been anti-dilutive to diluted EPS.

9.   COMMITMENTS AND CONTINGENCIES:

  The Company leases certain buildings and equipment under operating leases. Rent expense applicable to operating leases was $1,245,000, $1,316,000, and $1,337,000 for the fiscal years 2000, 1999, and 1998, respectively. At fiscal year-end 2000, the future minimum lease payments required by operating leases were as follows (in thousands):


     2001           $  1,215
     2002              1,185
     2003              1,051
     2004                970
     2005                835
     Thereafter       12,668
                    --------
     Total          $ 17,924
                    --------

     In prior periods, the Company has been party to certain legal proceedings incidental to its business. The Company accrues for claims that are both probable and for which expected loss can be reasonably estimated. Currently, there are no known claims pending against the Company.

10.  DISCONTINUED OPERATIONS:

     In April 1997, Sub adopted a plan to discontinue its Video Multimedia Group ("VMG") operations in order to focus resources on its digital signal processing products. The VMG operations principally designed, manufactured, and sold products for the video conferencing industry. These activities operated as a distinct business segment, the results of which have been separately disclosed as discontinued operations in the accompanying consolidated statements of operations. The VMG operations were fully abandoned by September 30, 1997. There were no sales of VMG in fiscal 2000, 1999 or 1998.

11.  SIGNIFICANT CUSTOMERS, RECEIVABLES, AND CONCENTRATION OF CREDIT RISK:

     The following table summarizes sales by major customer group for the fiscal years 2000, 1999, and 1998 and gross accounts receivable by major customer group at fiscal year-end 2000 and 1999 (in thousands):

                                              2000      1999      1998
                                            -------   -------  --------
  SALES BY CUSTOMER GROUP:
  Commercial and other                      $22,489   $20,327   $25,135
  Prime contractors to the US government     12,339     7,024     7,544
                                            -------   -------  --------
                                            $34,828   $27,351   $32,679
                                            =======   =======  ========

                                              2000      1999
                                            -------   -------
  ACCOUNTS RECEIVABLE BY CUSTOMER GROUP:
  Commercial and other                      $ 6,803   $ 4,418
  Prime contractors to the US government      1,950     1,713
                                            -------   -------
                                            $ 8,753   $ 6,131
                                            =======   =======

     During 2000, one customer represented approximately 22% of net sales. During 1999, no customer individually accounted for more than 10% of net sales. During 1998, one customer accounted for 13% of net sales.

12.  OPERATING SEGMENTS:

     SFAS 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to identify their operating segments based upon the internal financial information reported to the Company's chief operating decision-maker. Financial information is reported to the CEO by geographical region and reflects two business segments: North America and Outside of North America. The CEO evaluates the performance of these segments based upon operating income. The accounting policies of these segments are the same as those described in Note 1 to the consolidated financial statements.

     Revenues in North America are derived from all of the Company's customer groups. Revenues outside of North America are derived primarily from telecommunications and other commercial customers.

     The Company's net sales, merger and realignment costs, operating income, capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                            North            Outside of
                                           America         North America    Total
                                     --------------------  --------------  --------
  2000
  ----
     Net sales                        $16,015               $18,813         $34,828

     Operating income                   1,566                 1,524           3,090

     Capital expenditures                 157                   473             630

     Depreciation                         335                   837           1,172

     Identifiable assets               10,304                16,564          26,868

  1999
  ----
     Net sales                          9,667                17,684          27,351

     Merger and realignment costs        (127)                 (150)           (277)

     Operating income (loss)           (2,902)                1,023          (1,879)

     Capital expenditures                 214                   487             701

     Depreciation                         468                   877           1,345

     Identifiable assets                5,239                12,739          17,978

  1998
  ----
     Net sales                         13,332                19,347          32,679

     Merger and realignment costs       5,520                 2,906           8,426

     Operating income (loss)           (7,217)               (2,919)        (10,136)

     Capital expenditures                 531                   702           1,233

     Depreciation                         566                   825           1,391

     Identifiable assets               10,125                10,419          20,544

     The percentages of net sales by country of origination that were in excess of 10% of total net sales in fiscal 2000, 1999 and 1998 were: the United States with 46%, 35% and 41%, respectively, and the United Kingdom with 48%, 51% and 47%, respectively.

13.  EMPLOYEE BENEFIT PLANS:

SFAS No. 123 Disclosure

     The Company accounts for its stock option plan and its employee stock ownership plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been determined pursuant to the fair value recognition provisions of SFAS No. 123, the cost would have been $391,000, $195,000 and $250,000 for fiscal 2000, 1999 and 1998, respectively.
The Company's proforma net income (loss) applicable to common stock for fiscal 2000, 1999 and 1998 would have been $2,446,000, $(2,218,000) and $(11,704,000)
respectively, resulting in a diluted net income (loss) per share of $0.15, $(0.17) and $(0.92), respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 2000, 1999 and 1998: risk-free interest rate of 6.12%, 4.59% and 5.64%, respectively; expected volatility of 78.27%, 65.49% and 67.09%, respectively; expected dividend yield of zero and expected lives of 3 years.

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

     All options are granted at fair value on the date of grant. There have been no grants of equity instruments other than options in the periods presented. The following summarizes the activity under the plan (number of shares in thousands):


                                          2000                1999                1998
                                  -------------------  ------------------  ------------------
                                             Weighted            Weighted            Weighted
                                             Average             Average             Average
                                             Exercise            Exercise            Exercise
                                  Options     Price    Options     Price   Options     Price
                                  -------    --------  -------   --------  -------   --------
Options outstanding,
 beginning of the year             1,278     $2.19     1,254     $2.17     2,173     $2.11
Options granted                      361      5.37       252      2.66       224      4.68
Options exercised                   (343)     2.21      (128)      .78    (1,095)      .55
Options forfeited                   (256)     4.22      (100)     4.77       (48)     5.37
                                  ------              ------              ------
Options outstanding,
 end of year                       1,040      2.78     1,278      2.19     1,254      2.17
                                  ======              ======              ======

Options exercisable,
 end of year                         577      1.68       838      1.52       864      1.18
                                  ======              ======              ======

Exercise price range               $.15 to $14.19          $.15 to $9.13      $.15 to $9.13

     The following table summarizes information about the outstanding and exercisable stock options at fiscal year-end 2000 (number of shares in thousands):

                        Stock Options Outstanding        Stock Options Exercisable
                   ------------------------------------  -------------------------
                                             Weighted
                                  Weighted    Average                    Weighted
                      Shares      Average    Remaining       Shares       Average
Range of             at Fiscal    Exercise  Contractual    at Fiscal     Exercise
Exercise Prices    Year-End 2000   Price       Life      Year-End 2000     Price
-----------------  -------------  --------  -----------  --------------  ---------

$  .15 to $2.75              556    $  .79    3.6 years             465     $  .43
$3.00 to $5.00               399      3.92    8.8 years              60       4.05
$6.00 to $6.75                16      6.07    6.9 years              14       6.07
$8.50 to $14.19               69     11.47    9.2 years              38      11.32
                           -----                                    ---
                           1,040                                    577
                           =====                                    ===

Employee Stock Ownership Plan

     In April 1997, Sub established an employee stock ownership plan (the "ESOP") for the benefit of employees of Sub. The ESOP borrowed (Pounds)500,000 ($788,000) from a commercial bank and used the proceeds to purchase 2,358 shares (approximately 223,000 equivalent Blue Wave shares) of Sub's ordinary shares from a director of Sub at (Pounds)212 (approximately $343) per share which was estimated to be the fair value of Sub's ordinary shares. Sub has guaranteed the debt of the ESOP and has placed in escrow cash in an amount equal to the debt. Sub has reflected the guaranteed ESOP debt and a corresponding amount of guaranteed ESOP obligations as a reduction of stockholders' equity in the consolidated balance sheet at fiscal year-end 2000 and 1999. In fiscal 2000, proceeds aggregating $290,000 from eligible stock option exercises were used to reduce the balance of the debt. The associated restricted cash balance was reduced by an equivalent amount. Interest payments in 2000, 1999 and 1998 were $50,000, $72,000 and $76,000, respectively.

     Under the terms of the ESOP, there were originally 223,000 shares available for the grant of stock options. The options are granted at fair value and are exercisable on a schedule as determined by the Board of Directors. These options expire 10 years after the date of grant or earlier, in accordance with the terms of the stock option agreements. Substantially all of the shares acquired have been allocated as stock option grants to employees of Sub, as shown in the table below (number of shares in thousands):

                                              2000                               1999
                                  --------------------------         --------------------------
                                                    Weighted                           Weighted
                                                    Average                            Average
                                                    Exercise                           Exercise
                                  Options            Price           Options             Price
                                  --------          --------         -------           --------
Options outstanding,
 beginning of the year                223            $2.98               -             $   -
Options granted                        51             6.71             223              2.98
Options exercised                     (86)            3.55               -                 -
Options forfeited                     (51)            2.63               -                 -
                                     -----           -----           -----             -----
Options outstanding,
 end of year                          137            $4.15             223             $2.98
                                     =====           =====           =====             =====

Options exercisable,
 end of year                           20            $2.63              75             $3.69
                                     =====           =====           =====             =====

Exercise price range                    $2.63 to $14.19                  $2.63 to $3.69

     The following table summarizes information about the outstanding and exercisable stock options at fiscal year-end 2000 (number of shares in thousands):

                         Stock Options Outstanding        Stock Options Exercisable
                    ------------------------------------  -------------------------
                                              Weighted
                                   Weighted    Average                    Weighted
                       Shares      Average    Remaining       Shares       Average
Range of              at Fiscal    Exercise  Contractual    at Fiscal     Exercise
Exercise Prices     Year-End 2000   Price       Life      Year-End 2000     Price
------------------  -------------  --------  -----------  --------------  ---------
$2.63 to $4.00                121    $ 3.02    8.6 years              20      $2.63
$10.06 to $14.19               16     12.64    9.7 years               -
                              ---                                    ---
                              137                                     20
                              ===                                    ===

Bonus Plan

     Key full-time employees of the Company are eligible to participate in a bonus program in which yearly bonus amounts are calculated on predetermined performance formulas. There were $165,000, $0 and $26,000 of bonuses earned in 2000, 1999 and 1998, respectively, related to this program. Bonuses, if earned, are included in accrued compensation in the accompanying consolidated financial statements.

Defined Contribution Plan and Employee Savings Plan

     The Company maintains a defined contribution profit sharing and retirement plan for substantially all US employees. Participants may elect to contribute up to the lesser of the statutory maximum or 20% of total compensation. The Company made total contributions to this plan of $28,000, $36,000 and $35,000 in 2000, 1999 and 1998, respectively.

Other

     Certain officers of the Company, including its Chief Executive Officer, have employment contracts with the Company. These agreements define, among other items, the terms of employment, remuneration, and notice periods for termination.

14.  INCOME TAXES:

     At fiscal year-end 2000, Blue Wave had federal and foreign net operating loss (NOL) carryforwards of approximately $12,000,000 and $2,000,000, respectively, which begin to expire in 2002. Research and development tax credit carryforwards of approximately $41,000 at fiscal year ended 2000, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred in 1995. As a result, Blue Wave was subject to a $2,300,000 annual net operating loss utilization limitation. A change in ownership pursuant to Section 382 also occurred with the combination in 1998. As a result, Blue Wave will be subject to a $1,373,000 annual net operating loss utilization limitation. Blue Wave had net deferred tax assets of $1,085,000 and $545,000 at fiscal year ended 2000 and 1999, respectively.

     The components of the income tax provisions in the accompanying consolidated statements of operations consisted of the following (in thousands):

 CONTINUING OPERATIONS:                                                   2000                 1999               1998
                                                                        --------             --------           --------
State-
  Current                                                              $    20               $  14              $   31
  Deferred                                                                  10                   6                  --
Federal-
  Current                                                                   --                  --                  --
  Deferred                                                                 675                (518)               (797)
Foreign-
  Current                                                                  356                  86                 224
  Deferred                                                                 192                (390)                (96)
Increase (decrease) in valuation allowance                                (936)                908                 893
                                                                       -------               -----              ------
Provision for income taxes                                                 317                 106                 255
DISCONTINUED OPERATIONS - Foreign current                                   --                  --                 (62)
                                                                       -------               -----              ------
                                                                       $   317               $ 106              $  193
                                                                       =======               =====              ======

     The US and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                                          2000      1999        1998
                                        --------  ----------  ----------
US                                        $1,798    $(1,789)    $(5,646)
Foreign                                    1,356       (128)     (3,904)
                                          ------    --------    --------
Income (loss) from continuing operations  $3,154    $(1,917)    $(9,550)
                                          ======    ========    ========
     The difference between the federal statutory tax rate and the effective tax rate for continuing operations is reconciled as follows (in thousands):

                                                  2000           %       1999          %       1998      %
                                               --------        ---      -----         ---    -------   ----
Income (loss) tax provision at statutory rate   $ 1,072         34%     $(651)       (34)%   $(3,247)  (34)%
Utilization of NOL                                 (376)       (12)         -           -          -      -
Deduction for state taxes                            20          1         14           1         31      -
Increase (reduction) in valuation allowance        (560)       (18)       555          29        443      5
Foreign losses not tax benefited                      -          -        105           6      1,317     14
Non-deductible merger costs                           -          -          -           -      1,538     16
Other                                               161          5         83           4        173      2
                                               --------        ---      -----         ---    -------   ----
                                               $    317         10%     $ 106           6%   $   255      3%
                                               ========        ===      =====         ===    =======   ====


     Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset (liability) is comprised of the following (in thousands):

                                     2000           Change               1999
                                   -------         --------            -------
DEFERRED TAX ASSET:
Current-
  Accruals/reserves                $   181         $  (186)           $   367
  Other                                 73            (108)               181

Noncurrent-
  Depreciation                         117              46                 71
  Net operating losses               4,572            (181)             4,753
                                   -------         -------            -------
                                     4,943            (429)             5,372
Valuation allowance                 (3,070)            936             (4,006)
                                   -------         -------            -------
                                   $ 1,873         $   507            $ 1,366
                                   -------         -------            -------
DEFERRED TAX LIABILITY:
Noncurrent-
  Noncurrent depreciation             (788)             33               (821)
                                   -------         -------            -------
                                   $  (788)        $    33            $  (821)
                                   -------         -------            -------
Net deferred tax asset             $ 1,085         $   540            $   545
                                   =======         =======            =======

     The Company believes it is more likely than not that it will realize the net deferred tax asset of $1,085,000 recorded in the balance sheet as of June 30, 2000 and accordingly no valuation allowance has been provided on this portion of the asset. This conclusion is based on (1) changes in operations that have recently occurred, including the acquisition of LSI, which management believes will expand its product capabilities and customer base, (2) cost reduction or synergies to be gained from the combination of Mizar and LSI, (3) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (4) the introduction of systems based upon the C6000 technology, (5) limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (6) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of calendar year 2001. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

15.  CAPITAL STOCK

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

     On August 24, 1999, the Company completed a private placement of common stock and warrants for consideration of $3,000,000 with an existing institutional shareholder of the Company. The Company issued 1,200,000 shares of common stock and two warrants convertible, in the aggregate, into 1,000,002 common shares. The first warrant, for 500,001 common shares at an exercise price of $3.50 per share, and the second warrant, also for 500,001 common shares, at an exercise price of $4.50 per share, were exercised in December 1999 resulting in total proceeds to the Company of $4,000,000. The agreements governing the placement contained anti-dilution and SEC registration requirements, as defined. The anti-dilution provisions generally were triggered if the Company completed an offering or warrant issuance below the price levels of this placement within defined time periods. The Company has used the proceeds from the placement and the warrant exercise for general working capital purposes.

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

     The preference shares accrued first preference cumulative dividends of 6% per annum beginning on April 1, 1998, such dividends being payable in cash biannually on March 31 and September 30. The preference shares also accrued a second preference cumulative dividend of 8% per annum until March 31, 1998, and 2% per annum thereafter, and such dividends were paid as one additional preference share for each pound sterling 1 in dividends due on March 31 and September 30. Dividends accrued between March 31, 1998 and April 27, 1998 (the date of redemption) were paid in cash.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                                                             Three Months Ended
                                                                             ------------------
                                                             September 30,   December 31,  March 31,   June 30,
                                                                  1999           1999        2000        2000
                                                             -------------   ------------  ---------   ---------
Net sales                                                           $7,391         $8,453     $9,271     $9,713
Gross margin                                                         4,033          4,540      4,907      5,557
Income from continuing operations before provision
  for income taxes                                                     300            667        907      1,280
Net income                                                             272            598        817      1,150
Basic and diluted net income per share                              $ 0.02          $0.04     $ 0.05     $ 0.07

                                                                             Three Months Ended
                                                                             ------------------
                                                             September 30,   December 31,  March 31,   June 30,
                                                                  1998           1998        1999        1999
                                                             -------------   ------------  ---------   ---------
Net sales                                                           $6,806         $7,797     $6,700     $6,048
Gross margin                                                         3,554          4,235      3,644      3,179
Income (loss) from continuing operations before provision
       for income taxes                                               (754)            48       (447)      (764)  (1)
Net income (loss)                                                     (777)            36       (456)      (826)
Basic and diluted net income (loss) per share                       $(0.06)        $    -     $(0.03)    $(0.06)

(1) The loss from continuing operations before taxes includes a merger and realignment benefit of $277,000 in the quarter ended June 30, 1999.

                                                                     Schedule II

                             BLUE WAVE SYSTEMS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          JUNE 30, 2000, 1999 AND 1998
                                 (in thousands)

                                         Balance at        Charged to
                                          Beginning        Costs and                          Balance at
             Description                  Of Period         Expenses         Deductions      End of Period
             -----------                 ----------        ----------        ----------      -------------
                2000
                ----
Allowance for doubtful accounts                 $  176           $   38           $   (99)           $  115
Allowance for excess and
  Obsolete inventory                             1,097               65              (364)              798
Allowance for product returns                       22                -                 -                22
Merger and realignment costs                       353                -              (236)              117

                1999
                ----
Allowance for doubtful accounts                    210               22               (56)              176
Allowance for excess and
  Obsolete inventory                             1,614                -              (517)            1,097
Allowance for product returns                      126                -              (104)               22
Merger and realignment costs (1)                 2,340             (277)           (1,710)              353

                1998
                ----
Allowance for doubtful accounts                    246               91              (127)              210
Allowance for excess and
  Obsolete inventory                             1,068            1,092              (546)            1,614
Allowance for product returns                       60              104               (38)              126
Merger and realignment costs (2)                     -            8,426            (6,086)            2,340


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

                                 EXHIBIT  INDEX


 2.1 Share Purchase Agreement, dated November 17, 1997, between the Company and Loughborough Sound Images Limited (formerly Loughborough Sound Images plc). (2)
 2.2 Letter Agreement dated March 24, 1998, between the Company and Loughborough Sound Images Limited. (2)
 2.3 Securities Purchase Agreement, dated August 20, 1999, between the Company and the each of the purchasers of common stock and warrants. (5)
 3.1  Certificate of Incorporation of the Company, as amended.  (1)
 3.2  Bylaws, as amended, of the Company.  (3)
10.1 Loan and Security Agreement by and between Silicon Valley Bank and the Company dated March 1, 2000. (6)
10.2  Advice of Borrowing Terms by and between National Westminster Bank plc and the Company dated July 28, 1999.  (4)
10.3  Form of Indemnification and Hold Harmless Agreement.  (3)
10.4  Employment Agreement between the Company and Rob Shaddock.  (6)
11    Computation of per share net income (loss).  (6)
23.1  Consent of Arthur Andersen LLP.  (6)
27    Financial Data Schedule.  (6)


(1) Incorporated by reference to Exhibits in the Company's Registration Statement on Form S-3.
(2) Incorporated by reference to Exhibits in the Company's Current Report on Form 8-K dated May 12, 1998.
(3) Incorporated by reference to Exhibits in the Company's Registration Statement on Form S-1.
(4) Incorporated by reference to Exhibits filed with the Company's Form 10-K filed for the year ended June 30, 1999.
(5) Incorporated by reference to the Exhibit in the Company's Current Report on Form 8-K dated September 7, 1999.
(6)   Filed herewith.