Form 10-Q
period 2000-09-30
BLUE WAVE SYSTEMS INC
filed 2000-11-14
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                      ----------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

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
                         Yes     X                 No
                                ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
                 Class                       November 7, 2000
                 -----                       ----------------

Common Stock, par value $0.01 per share         15,756,183

                            Blue Wave Systems Inc.

                                   Form 10-Q
                   For the Quarter Ended September 30, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL  INFORMATION

Item 1.   Consolidated Financial Statements

          Balance Sheets
          September 30 and June 30, 2000                                   3

          Statements of Operations
          for the three months ended September 30, 2000 and 1999           4

          Statements of Cash Flows
          for the three months ended September 30, 2000 and 1999           5

          Notes to Interim Consolidated Financial Statements              6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9-11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURE                                                                  13

                            Blue Wave Systems Inc.

                          Consolidated Balance Sheets
                  (in thousands, except par value per share)


                                                                                  September 30,       June 30,
                                                                                      2000              2000
                                                                                  -------------    -------------
                                                                                   (unaudited)
                                          ASSETS
                                          ------
Current assets:
    Cash and cash equivalents                                                     $       7,889    $       6,120
    Restricted cash                                                                         480              491
    Accounts receivable, net of allowances of $115 and $137, respectively                 5,669            8,616
    Inventories, net                                                                      6,864            6,231
    Prepaid expenses and other                                                              802              935
    Deferred tax asset                                                                      271              271
                                                                                  -------------    -------------
                         Total current assets                                            21,975           22,664
                                                                                  -------------    -------------

Plant and equipment:
     Machinery and equipment                                                              7,503            7,432
     Furniture and fixtures                                                               2,524            2,568
                                                                                  -------------    -------------
                                                                                         10,027           10,000
     Less accumulated depreciation                                                       (7,560)          (7,398)
                                                                                  -------------    -------------
                         Plant and equipment, net                                         2,467            2,602
                                                                                  -------------    -------------

Deferred tax asset-noncurrent                                                             1,619            1,602
                                                                                  -------------    -------------
                         Total assets                                             $      26,061    $      26,868
                                                                                  =============    =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
     Accounts payable                                                             $       4,623    $       4,257
     Accrued compensation                                                                   405              491
     Other accrued liabilities                                                            1,676            1,795
     Deferred revenue                                                                       535              431
                                                                                  -------------    -------------
                         Total current liabilities                                        7,239            6,974
                                                                                  -------------    -------------

Deferred income taxes                                                                       788              788
Other noncurrent liabilities                                                                 28               43
Long-term debt, net of current maturities                                                   480              491
                                                                                  -------------    -------------
                         Total liabilities                                                8,535            8,296
                                                                                  -------------    -------------


Commitments and contingencies

Stockholders' equity:
      Preference stock, $.01 par value; 1,000 shares authorized; no shares
            issued and outstanding at September 30 and June 30, 2000, respectively            -                -
      Common stock, $.01 par value; 50,000 shares authorized; 16,258 and 16,207 shares issued; 15,598 and 15,548 shares outstanding at September 30 and
             June 30, 2000, respectively                                                    163              162
      Additional paid-in capital                                                         31,521           31,498
      Accumulated deficit                                                               (11,889)         (11,394)
      Accumulated other comprehensive loss                                               (1,180)            (605)
                                                                                  -------------    -------------
                                                                                         18,615           19,661
                                                                                  -------------    -------------
     Less -- treasury stock, at cost                                                     (1,089)          (1,089)
                                                                                  -------------    -------------
                         Total stockholders' equity                                      17,526           18,572
                                                                                  -------------    -------------
                         Total liabilities and stockholders' equity               $      26,061    $      26,868
                                                                                  =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

                         Blue Wave Systems Inc.

                  Consolidated Statements of Operations
                (in thousands, except per share amounts)
                               (unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                            2000         1999
                                                          --------     --------
Net sales                                                 $  6,586     $  7,391
 Cost of sales                                               3,301        3,358
                                                          --------     --------
                     Gross margin                            3,285        4,033

 Operating expenses:
      Product development and engineering                    1,663        1,352
      Sales and marketing                                    1,192        1,505
      General and administrative                             1,001          846
                                                          --------     --------
                     Total operating expenses                3,856        3,703
                                                          --------     --------
 Operating income (loss)                                      (571)         330
                                                          --------     --------
 Other income (expense):
      Interest expense                                          (1)         (52)
      Interest income                                           82            3
      Other, net                                                 -           19
                                                          --------     --------
                     Total other income (expense)               81          (30)
                                                          --------     --------
 Income (loss) before provision for income taxes              (490)         300

 Provision for income taxes                                      5           28
                                                          --------     --------
 Net income (loss)                                        $   (495)    $    272
                                                          ========     ========
 Basic net income (loss) per share                        $  (0.03)    $   0.02
                                                          ========     ========
 Diluted net income (loss) per share                      $  (0.03)    $   0.02
                                                          ========     ========
 Weighted average common shares outstanding:
       Basic                                                15,707       13,639
                                                          ========     ========
       Diluted                                              15,707       14,053
                                                          ========     ========
 The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                            Three Months Ended
                                                                                September 30,
                                                                             2000       1999
                                                                           --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $   (495)   $   272
     Adjustments to reconcile net income (loss) to net cash
        used by operating activities -
            Depreciation                                                        272        309
            Deferred tax provision                                              (17)        24
     Changes in assets and liabilities -
            Accounts receivable, net                                          2,947       (567)
            Inventories, net                                                   (633)    (1,409)
            Prepaid expenses and other                                          133         88
            Accounts payable and accrued liabilities                            250       (917)
                                                                           --------    -------
                Net cash provided (used) by operating activities              2,457     (2,200)
                                                                           --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of machinery, equipment, furniture and fixtures          (187)       (93)
                                                                           --------    -------
                Net cash used by investing activities                          (187)       (93)
                                                                           --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Sale of common stock and warrants (net of expenses)                   -      2,929
            Exercise of stock options                                            24         56
            Net reductions associated with bank borrowings                        -       (401)
                                                                           --------    -------
                Net cash provided by financing activities                        24      2,584
                                                                           --------    -------

            Effect of translation rates on cash                                (525)        23

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,769        314
CASH AND CASH EQUIVALENTS, beginning of period                                6,120        551
                                                                           --------    -------
CASH AND CASH EQUIVALENTS, end of period                                   $  7,889    $   865
                                                                           ========    =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
            Cash paid for income taxes                                     $      -    $     2
            Cash paid for interest                                                9         64


 The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


1.   Basis of Presentation

     While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000, as included in Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with current year presentation. The interim results of operations for the period ended September 30, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2001.

2.   Inventories

     Inventories at September 30 and June 30, 2000, consisted of the following (in thousands):

                                September 30, 2000    June 30, 2000
                                ------------------    -------------
     Raw materials                          $3,400           $3,135
     Work-in-process                         3,295            2,636
     Finished goods                          1,154            1,258
     Reserves                                 (985)            (798)
                                            ------           ------
     Inventories, net                       $6,864           $6,231
                                            ======           ======

3.   Debt

     Lines of Credit

     The Company utilizes credit facilities to support its operations. As of September 30, 2000, there were no loans outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,500,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of September 30, 2000, there were no loans outstanding under a $3,500,000 facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of September 30, 2000, the Company was in compliance with all its financial covenants under its agreements with both banks.

     Long-term Debt

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt, which was $480,000 at September 30, 2000. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (6.0% at September 30, 2000) plus 1.5%, for a total rate of 7.5% at September 30, 2000. The note is subject to renewal annually. The debt agreements related to this note contain warranties and financial covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. As of September 30, 2000, the Company was in compliance with such warranties and financial covenants under its agreement with the bank.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

4.   Income Taxes

     At fiscal year-end 2000, Blue Wave had federal and foreign net operating loss (NOL) carryforwards of approximately $12,000,000 and $2,000,000, respectively, which begin to expire in 2002. Research and development tax credit carryforwards of approximately $41,000 at fiscal year end 2000, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, the Company's annual U. S. utilization limitation related to its net federal operating loss carryforward is now $1,373,000.

     Blue Wave had net deferred tax assets of $1,085,000 at fiscal year end 2000 and $1,102,000 at September 30, 2000, which is reflected in the accompanying consolidated balance sheets. Deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS no. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against the majority of its NOL. The Company believes it is more likely than not that it will realize the benefit of the net deferred tax asset, and accordingly no valuation allowance has been provided on this portion of the asset. Among the factors the Company considers when making this evaluation are (1) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (2) the introduction of new products based upon new DSP microprocessors, (3) the limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (4) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of 2001. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

5.   Income (Loss) Per Share

     Basic and diluted net loss per share for the three months ended September 30, 2000 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic net income per share for the three months ended September 30, 1999 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three months ended September 30, 1999 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented. Common stock equivalents included in diluted net income per share are stock options and warrants calculated under the treasury stock method using the prevailing average market price for the period presented. Shares used in basic and diluted net income (loss) per share calculations are as follows (in thousands):

                                                                          Three Months Ended
                                                                             September 30,
                                                                          2000          1999
                                                                         ------        ------
Basic:
-----
Weighted average common stock outstanding during the period              15,707        13,639
                                                                         ======        ======
Diluted:
-------
Weighted average common stock outstanding during the period              15,707        13,639
Other dilutive securities of stock option/warrant programs                  N/A           414
                                                                         ------        ------
Shares used in calculation of diluted net income (loss) per share        15,707        14,053
                                                                         ======        ======

     Dilutive securities equivalent to approximately 564,000 shares of common stock were outstanding during the three months ended September 30, 2000, but were not included in the computation of diluted EPS because the Company incurred a net loss. The inclusion of these options would have been anti-dilutive to EPS. Stock options scheduled to expire within the five years following September 30, 2000, aggregate 405,001 underlying shares, exercisable for a total of approximately $158,000, and begin to expire in 2003. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 13 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 2000.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

6.   Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income (loss) and all other non-owner changes in equity. Excluding net income (loss), the Company currently has one type of non-owner change in equity, which is foreign currency translation gains and losses. The computation of comprehensive income (loss) for the three months ended September 30, 2000 and 1999 follows (in thousands):

                                                            Three Months Ended
                                                               September 30,
                                                           2000           1999
                                                         --------       --------
Net income (loss)                                        $   (495)      $    272
Foreign currency translation adjustment                      (575)           135
                                                         --------       --------
Total comprehensive income (loss)                        $ (1,070)      $    407
                                                         ========       ========

7.    Operating Segments

     The Company's net sales, operating income (loss), capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                                         For the quarter ended September 30,
                        -----------------------------------------------------------------------------------------------------
                                             2000                                                 1999
                        -----------------------------------------------      ------------------------------------------------
                             North        Outside of                             North         Outside of
                            America      North America        Total             America       North America        Total
                        --------------   -------------   --------------      --------------   --------------   --------------
Net sales                      $ 2,422         $ 4,164          $ 6,586             $ 4,962          $ 2,429          $ 7,391
Operating income (loss)           (586)             15             (571)                182              148              330
Capital expenditures                36             151              187                  31               62               93
Depreciation                        68             204              272                  96              213              309
Identifiable assets             10,446          15,615           26,061               7,697           12,426           20,123

8.   Recent Accounting Pronouncements

     In June 1998, Financial Accounting Standards Board Statement 133, Accounting for Derivative and Similar Financial Instruments For Hedging Activities ("SFAS 133"), was issued. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. In addition, SFAS 133 specifies the accounting for changes in the fair value of a derivative based on the intended use of the derivative and the resulting designation. The Company does not have any derivatives and SFAS 133 does not have a material impact on the Company's financial position or disclosures. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all quarters in fiscal year 2001.

     In December 1999, the SEC staff issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 is effective in our fourth fiscal quarter of 2001. Management does not believe the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The following table expresses the Company's statements of operations as a percentage of net sales.

                                                              Three Months Ended
                                                                September 30,
                                                                2000      1999
                                                              --------  --------
Net sales                                                          100%      100%
Cost of sales                                                       50%       45%
                                                              --------  --------
          Gross margin                                              50%       55%
Operating expenses:
          Product development and engineering                       25%       19%
          Sales and marketing                                       18%       20%
          General and administrative                                15%       11%
                                                              --------  --------
Total operating expenses                                            58%       50%
                                                              --------  --------
Operating income (loss)                                             (8%)       5%
Total other income (expense)                                         1%       (1%)
                                                              --------  --------
Income (loss) from continuing operations
          before provision for income taxes                         (7%)       4%
Provision for income taxes                                           0%        0%
                                                              --------  --------
Net income (loss)                                                   (7%)       4%
                                                              ========  ========

Results of operations for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     For the three months ended September 30, 2000 (first quarter of fiscal
2001), the Company reported net sales of $6,586,000, compared to $7,391,000 in the same period last year. Net sales from the ComStruct line of telecommunications products represented 50% of total net sales during the first fiscal quarter. When compared to the same quarter last fiscal year, net sales from the ComStruct product line grew 422%. The ComStruct telecommunications product line incorporates a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). Net sales from the Company's military/aerospace and industrial businesses combined represented 50% of revenues during the first fiscal quarter. When compared to the same quarter last fiscal year, net sales from these combined businesses decreased 52%, primarily as a result of the planned shipment schedules on these products. The level of shipments in the next few quarters for the military/aerospace and industrial businesses is projected to be higher than it was in the first fiscal quarter.

     Gross margin percentage for the three months ended September 30, 2000, was 50%, compared to 55% in the same period last year. This decrease is due primarily to the impact of our fixed cost base of manufacturing expenses being spread over a smaller net sales amount. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the three months ended September 30, 2000, product development and engineering expenses were $1,663,000, or 25% of net sales, compared to $1,352,000, or 19% of net sales, during the same period last year. The increase in absolute spending is the result of the Company's focus on continued development and expansion of the telecommunications product line and an increase in headcount to facilitate that focus.

     During the three months ended September 30, 2000, sales and marketing expenses were $1,192,000, or 18% of net sales, compared to $1,505,000, or 20% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets, the lower amount of commissions associated with the lower amount of net sales and reduced marketing expenditures during the quarter. Sales and marketing expenses are expected to return to historical levels in future quarters.

     During the three months ended September 30, 2000, general and administrative expenses were $1,001,000, or 15% of net sales, compared to $846,000, or 11% of net sales, during the same period last year. The increase in spending is the result of increased costs associated with the annual report and the shareholders' meeting, recruitment fees, and compensation related to vesting of stock options given to a former employee.

     During the three months ended September 30, 2000, total other income was $81,000, as compared to total other expense of $30,000 during the same period last year. As a result of receiving the approximately $6.9 million in net proceeds from the private placement and the subsequent exercise of the warrants issued in conjunction with the private placement in the first half of fiscal 2000, short-term borrowings have been eliminated and interest income was generated from the investment of excess available cash. In the same period last year, interest expense was incurred on the Company's credit facilities with two commercial banks.

     The Company reported a net loss of $(495,000) for the three months ended September 30, 2000, compared to net income of $272,000 during the same period last year. The decrease in the Company's net operating result is primarily attributable to the 11 percent decrease in net sales.

Liquidity and Capital Resources

     The Company's total cash and cash equivalents, including restricted cash, was $8,369,000 at September 30, 2000, as compared to $6,611,000 at June 30, 2000. Net working capital at September 30, 2000, was $14,736,000, as compared to $15,690,000 at June 30, 2000, a decrease of $954,000. Accounts receivable decreased at September 30, 2000 due to the collection of amounts due at June 30, 2000 and the lower amount of net sales in the quarter ended September 30, 2000. Inventories at September 30, 2000 increased since June 30, 2000 due to the high level of order backlog and the long completion time associated with complex products.

     Expenditures for capital equipment were $187,000 for the three months ended September 30, 2000, as compared to $93,000 in the same period of the prior year.

     The Company utilizes credit facilities to support its operations. As of September 30, 2000, there were no loans outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,500,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of September 30, 2000, there were no loans outstanding under a $3,500,000 facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of September 30, 2000, the Company was in compliance with all its financial covenants under its agreements with both banks.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt, which was $480,000 at September 30, 2000. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (6.0% at September 30, 2000) plus 1.5%, for a total rate of 7.5% at September 30, 2000. The note is subject to renewal annually. The debt agreements related to this note contain warranties and financial covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. As of September 30, 2000, the Company was in compliance with such warranties and financial covenants under its agreement with the bank.

     Management believes that through its current cash resources and currently available debt facilities it will have adequate resources to fund the Company's 2001 operating plan. If the Company incurs significant losses during fiscal year 2001, liquidity could be significantly impaired if the Company's debt facilities are materially altered or cancelled. In the event this occurred, the Company may find it necessary to secure other sources of working capital.

     The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a borrowing transaction or consider raising additional funds through an equity offering. The Company is also considering selling or otherwise disposing of its non-strategic legacy product lines. Should this occur during fiscal 2001, the Company currently anticipates that it may begin generating operating losses due to a potential lower level of net sales but no significant reduction in operating expenses.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Company generally invests cash balances in excess of operating requirements in money market funds. The Company's investments in these funds are subject to interest rate fluctuations, but management believes this risk is immaterial due to the nature of these investments. If the Company were to experience a 1% change in the effective interest rate, the effect on annual interest income would be approximately $50,000. The carrying value of the funds would not be affected. The Company's lines of credit provide for borrowings which bear interest at a variable rate equal to the prime rates of the lenders. As of September 30, 2000, the Company did not have any borrowings outstanding under the credit agreements. The Company has a note payable which bears interest at a variable rate equal to the prime rate of the lender. If the Company were to experience a 5% change in the variable rate of interest, the effect on interest expense would be approximately $25,000 annually. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

Foreign Currency Risk. The operations of the Company's international subsidiaries are primarily conducted in their respective local currencies. The Company is exposed to foreign exchange rate fluctuations since the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability and financial position. If the Company were to have experienced a 10% change in the United Kingdom pound sterling to US dollar foreign exchange rate, there would have been no impact on the results of operations for the first fiscal quarter of 2001 and the impact for the fiscal year ended June 30, 2000 would have been approximately $100,000. The effect of foreign exchange rate fluctuations on the Company's operations in the first fiscal quarter of 2001 and for fiscal year 2000 was not material. The Company, to date, has not attempted to hedge foreign currency exposures. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward-looking statements are made periodically in reports to the Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "foresees," "forecasts," "goal," "intends," "is likely," "plans," "predicts," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, such statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risk factors include, but are not limited to, rapid technological change, quarterly fluctuations, integration of Mizar and Loughborough Sound Images, dependence on the defense industry, commercial market uncertainties, dependence upon key suppliers, customers, subcontractors and employees, competition, and potential future operating losses. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or revision to delivery schedules.

                            Blue Wave Systems Inc.

                          Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)


     11(a) Computation of Per Share Net Income (Loss) for the three months ended
           September 30, 2000 and 1999.

     27    Financial Data Schedule (filed electronically only).

(b)  Reports on Form 8-K

     None.

                            Blue Wave Systems Inc.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Blue Wave Systems Inc.


Date: November 13, 2000            By   /s/ Donald B. Crosbie
                                       -----------------------

                                   Donald B. Crosbie
                                   Chief Financial Officer and President of
                                   North American Operations (Principal
                                   Financial Officer)

                                 Exhibit Index

Exhibit No.              Description
-----------    --------------------------------
11(a)          Computation of Per Share Net Income (Loss) for the three months ended September 30, 2000 and 1999.

27             Financial Data Schedule (filed electronically only).