Form 10-Q
period 2000-12-31
BLUE WAVE SYSTEMS INC
filed 2001-02-14
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2000
                                       or

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
               Yes      X                 No
                  --------------            --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                Class                          February 7, 2001
                -----                          ----------------

  Common Stock, par value $0.01 per share         15,795,852

                            Blue Wave Systems Inc.

                                   Form 10-Q
                    For the Quarter Ended December 31, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL  INFORMATION

Item 1.        Consolidated Financial Statements

               Balance Sheets
               December 31 and June 30, 2000                                 3

               Statements of Operations
               for the three and the six months ended
               December 31, 2000 and 1999                                    4

               Statements of Cash Flows
               for the six months ended December 31, 2000 and 1999           5

               Notes to Interim Consolidated Financial Statements          6-8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9-12

PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders          13

Item 6.        Exhibits and Reports on Form 8-K                             13

SIGNATURE                                                                   14

                            Blue Wave Systems Inc.

                          Consolidated Balance Sheets
                  (in thousands, except par value per share)

                                                                                         December 31,   June 30,
                                                                                             2000         2000
                                                                                         ------------   --------
                                                                                          (unaudited)
                                        ASSETS
                                        ------
 Current assets:
  Cash and cash equivalents                                                                  $  6,839   $  6,120
  Restricted cash                                                                                 485        491
  Accounts receivable, net of allowances of $148 and $137, respectively                         9,410      8,616
  Inventories, net                                                                              7,674      6,231
  Advanced billings on uncompleted contracts                                                      725        315
  Prepaid expenses and other                                                                      798        620
  Deferred tax asset                                                                              271        271
                                                                                             --------   --------
    Total current assets                                                                       26,202     22,664
                                                                                             --------   --------

 Plant and equipment:
  Machinery and equipment                                                                       7,683      7,432
  Furniture and fixtures                                                                        2,551      2,568
                                                                                             --------   --------
                                                                                               10,234     10,000
  Less accumulated depreciation                                                                (7,882)    (7,398)
                                                                                             --------   --------
    Plant and equipment, net                                                                    2,352      2,602
                                                                                             --------   --------

 Deferred tax asset-noncurrent                                                                  1,656      1,602
                                                                                             --------   --------
    Total assets                                                                             $ 30,210   $ 26,868
                                                                                             ========   ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
 Current liabilities:
  Accounts payable                                                                           $  6,580   $  4,257
  Accrued compensation                                                                            332        491
  Other accrued liabilities                                                                     2,034      1,795
  Customer deposits                                                                             1,113        431
                                                                                             --------   --------
    Total current liabilities                                                                  10,059      6,974
                                                                                             --------   --------
 Deferred income taxes                                                                            797        788
 Other noncurrent liabilities                                                                      18         43
 Long-term debt, net of current maturities                                                        485        491
                                                                                             --------   --------
    Total liabilities                                                                          11,359      8,296
                                                                                             --------   --------

 Commitments and contingencies

 Stockholders' equity:
  Preference stock, $.01 par value; 1,000 shares authorized; no shares
   issued and outstanding at December 31 and June 30, 2000, respectively                            -          -
  Common stock, $.01 par value; 50,000 shares authorized; 16,305 and 16,207 shares issued; 15,647 and 15,548 shares outstanding at December 31 and
   June 30, 2000, respectively                                                                    163        162
  Additional paid-in capital                                                                   31,796     31,498
  Accumulated deficit                                                                         (10,972)   (11,394)
  Accumulated other comprehensive loss                                                         (1,047)      (605)
                                                                                             --------   --------
                                                                                               19,940     19,661
                                                                                             --------   --------
  Less -- treasury stock, at cost                                                              (1,089)    (1,089)
                                                                                             --------   --------
    Total stockholders' equity                                                                 18,851     18,572
                                                                                             --------   --------
    Total liabilities and stockholders' equity                                               $ 30,210   $ 26,868
                                                                                             ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

Three Months Ended                                                            Six Months Ended
   December 31,                                                                 December 31,
  2000      1999                                                               2000       1999
--------  --------                                                           -------    -------
$  9,444  $  8,453     Net sales                                             $16,030    $15,844
   4,563     3,913     Cost of sales                                           7,864      7,271
--------  --------                                                           -------    -------
   4,881     4,540     Gross margin                                            8,166      8,573

                       Operating expenses:
   1,543     1,312     Product development and engineering                     3,206      2,664
   1,321     1,479     Sales and marketing                                     2,513      2,984
   1,086     1,059     General and administrative                              2,087      1,905
--------  --------                                                           -------    -------
   3,950     3,850     Total operating expenses                                7,806      7,553
--------  --------                                                           -------    -------

     931       690     Operating income                                          360      1,020
--------  --------                                                           -------    -------

                       Other income (expense):
      91         4     Interest income                                           173          7
      (1)      (27)    Interest expense                                           (2)       (79)
       -         -     Other, net                                                  -         19
--------  --------                                                           -------    -------
      90       (23)    Total other income (expense)                              171        (53)
--------  --------                                                           -------    -------

   1,021       667     Income before provision for income taxes                  531        967

     104        69     Provision for income taxes                                109         97
--------  --------                                                           -------    -------
$    917  $    598     Net income                                            $   422    $   870
========  ========                                                           =======    =======

$   0.06  $   0.04     Basic net income per share                            $  0.03    $  0.06
========  ========                                                           =======    =======

$   0.06  $   0.04     Diluted net income per share                          $  0.03    $  0.06
========  ========                                                           =======    =======
                       Weighted average common shares outstanding:
  15,758    14,401     Basic                                                  15,732     14,020
========  ========                                                           =======    =======
  16,263    15,726     Diluted                                                16,261     15,168
========  ========                                                           =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                               Six Months Ended
                                                                                  December 31,
                                                                          2000                 1999
                                                                         -------              -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   422              $   870
  Adjustments to reconcile net income to net cash
   used by operating activities -
    Depreciation                                                             531                  607
    Deferred tax provision                                                    (9)                  77
  Changes in assets and liabilities -
    Accounts receivable, net                                                (794)                (632)
    Inventories, net                                                      (1,443)                (849)
    Advanced billings on uncompleted contracts                              (410)                   -
    Prepaid expenses and other                                              (178)                  99
    Accounts payable and accrued liabilities                               3,060               (1,053)
                                                                         -------              -------
      Net cash provided (used) by operating activities                     1,179                 (881)
                                                                         -------              -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of machinery, equipment, furniture and fixtures               (312)                (171)
                                                                         -------              -------
      Net cash used by investing activities                                 (312)                (171)
                                                                         -------              -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock and warrants (net of expenses)                        -                2,929
    Exercise of stock options                                                263                  404
    Net reductions associated with bank borrowings                             -               (1,980)
                                                                         -------              -------
      Net cash provided by financing activities                              263                1,353
                                                                         -------              -------

    Effect of translation rates on cash                                     (411)                   -

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                   719                  301
 CASH AND CASH EQUIVALENTS, beginning of period                            6,120                  551
                                                                         -------              -------
 CASH AND CASH EQUIVALENTS, end of period                                $ 6,839              $   852
                                                                         =======              =======

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for income taxes                                           $     -              $     4
    Cash paid for interest                                                    18                   77
    Tax effect of disqualifying dispositions of stock options                 36                    -


The accompanying notes are an integral part of these consolidated financial statements.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


1.   Basis of Presentation

     While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000, as included in Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with current year presentation. The interim results of operations for the period ended December 31, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company is shifting its planned strategy to focus on the ComStruct(TM) Telecom products. Certain estimates related to bad debt, inventory, warranty and other reserves have been made in the financial statements. Actual results could differ from those estimates.

2.   Inventories

     Inventories at December 31 and June 30, 2000, consisted of the following (in thousands):

                                December 31, 2000            June 30, 2000
                                -----------------            -------------
     Raw materials                        $ 3,983                   $3,135
     Work-in-process                        3,538                    2,636
     Finished goods                         1,483                    1,258
     Reserves                              (1,330)                    (798)
                                          -------                   ------
     Inventories, net                     $ 7,674                   $6,231
                                          =======                   ======
3.   Customer Deposits

     The amount shown as customer deposits in the accompanying balance sheet at December 31, 2000 relates to advanced billings to customers for uncompleted contracts. The largest amount included in customer deposits relates to a contract under which product is scheduled to begin shipping in the quarter ending March 31, 2001. Customer deposits billed but not yet paid are included in current assets as advanced billings on uncompleted contracts.

4.   Debt

     Lines of Credit

     The Company utilizes credit facilities to support its operations. As of December 31, 2000, there were no loans outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,500,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of December 31, 2000, there were no loans outstanding under a $3,500,000 facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of December 31, 2000, the Company was in compliance with all its financial covenants under its agreements with both banks.

     Long-term Debt

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt, which was $485,000 at December 31, 2000. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (6.0% at December 31, 2000) plus 1.5%, for a total rate of 7.5% at December 31, 2000. The note is subject to renewal annually. The debt agreements related to this note contain warranties and financial covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. As of December 31, 2000, the Company was in compliance with such warranties and financial covenants under its agreement with the bank.

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

     Blue Wave had net deferred tax assets of $1,085,000 at fiscal year end 2000 and $1,130,000 at December 31, 2000, which is reflected in the accompanying consolidated balance sheets. Deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS no. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against the majority of its NOL. The Company believes it is more likely than not that it will realize the benefit of the remaining net deferred tax asset, and accordingly no valuation allowance has been provided on this portion of the asset. Among the factors the Company considers when making this evaluation are
(1) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (2) the introduction of new products based upon new DSP microprocessors, (3) the limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (4) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of 2001. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

6.   Income Per Share

     Basic net income per share for the three and the six months ended December 31, 2000 and December 31, 1999 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share for the three and the six months ended December 31, 2000 and December 31, 1999 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in diluted net income per share are stock options and warrants calculated under the treasury stock method using the prevailing average market price for the periods presented. Shares used in basic and diluted net income per share calculations are as follows (in thousands):

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31,                December 31,
                                                                          2000          1999          2000          1999
                                                                        --------      --------      --------      --------
     Basic:
     ------
     Weighted average common stock outstanding during the period         15,758        14,401        15,732        14,020
                                                                         ======        ======        ======        ======

     Diluted:
     --------
     Weighted average common stock outstanding during the period         15,758        14,401        15,732        14,020
     Other dilutive securities of stock option/warrant programs             505         1,325           529         1,148
                                                                         ------        ------        ------        ------
     Shares used in calculation of diluted net income per share          16,263        15,726        16,261        15,168
                                                                         ======        ======        ======        ======

     Stock options scheduled to expire within the five years following December 31, 2000, aggregate 409,432 underlying shares, exercisable for a total of approximately $229,000, and begin to expire in 2003. Additional disclosures regarding the stock option plan activity during the past three fiscal years is disclosed in Note 13 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 2000.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

7.   Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income (loss) is defined as the total of net income and all other non-owner changes in equity. Excluding net income, the Company currently has one type of non-owner change in equity, which is foreign currency translation gains and losses. The computation of comprehensive income (loss) for the three and the six months ended December 31, 2000 and 1999 follows (in thousands):

                                                            Three Months Ended             Six Months Ended
                                                               December 31,                  December 31,
                                                            2000          1999            2000           1999
                                                          --------      --------        --------       --------
Net income                                                 $  917        $  598          $  422         $  870
Foreign currency translation adjustment                       133           (58)           (442)            77
                                                           ------        ------          ------         ------
Total comprehensive income (loss)                          $1,050        $  540          $  (20)        $  947
                                                           ======        ======          ======         ======

8.   Operating Segments

     The Company's net sales, operating income (loss), capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                                       For the three months ended December 31,
                               ---------------------------------------------------------------------------------------------
                                              2000                                                1999
                               ----------------------------------------            -----------------------------------------
                                North         Outside of                            North          Outside of
                               America      North America        Total             America       North America        Total
                               -------      -------------       -------            -------       -------------       -------
Net sales                      $ 3,067            $ 6,377       $ 9,444            $ 3,506             $ 4,947       $ 8,453
Operating income (loss)             24                907           931               (559)              1,249           690
Capital expenditures                 -                125           125                  3                  75            78
Depreciation                        52                207           259                 90                 208           298

                                                        For the six months ended December 31,
                               ---------------------------------------------------------------------------------------------
                                              2000                                                1999
                               ----------------------------------------            -----------------------------------------
                                North         Outside of                            North          Outside of
                               America      North America        Total             America       North America        Total
                               -------      -------------       -------            -------       -------------       -------
Net sales                      $ 5,489            $10,541       $16,030            $ 8,468             $ 7,376       $15,844
Operating income (loss)           (562)               922           360               (376)              1,396         1,020
Capital expenditures                36                276           312                 22                 149           171
Depreciation                       120                411           531                186                 421           607
Identifiable assets             11,328             18,882        30,210             10,235              13,019        23,254

9.   Recent Accounting Pronouncements

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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The following table expresses the Company's statements of operations as a percentage of net sales.

                                                                  Three Months Ended             Six Months Ended
                                                                     December 31,                  December 31,
                                                                 2000           1999           2000           1999
                                                                ------         ------         ------         ------
Net sales                                                         100%           100%           100%           100%
Cost of sales                                                      48%            46%            49%            46%
                                                                 ----           ----           ----           ----
          Gross margin                                             52%            54%            51%            54%
Operating expenses:
          Product development and engineering                      16%            16%            20%            17%
          Sales and marketing                                      14%            17%            16%            19%
          General and administrative                               12%            13%            13%            12%
                                                                 ----           ----           ----           ----
Total operating expenses                                           42%            46%            49%            48%
                                                                 ----           ----           ----           ----
Operating income                                                   10%             8%             2%             6%
Total other income (expense)                                        1%             0%             1%             0%
                                                                 ----           ----           ----           ----
Income from continuing operations
          before provision for income taxes                        11%             8%             3%             6%
Provision for income taxes                                          1%             1%             1%             1%
                                                                 ----           ----           ----           ----
Net income                                                         10%             7%             2%             5%
                                                                 ====           ====           ====           ====

Results of operations for the three months ended December 31, 2000 compared to the three months ended December 31, 1999.

     For the three months ended December 31, 2000 (second quarter of fiscal
2001), the Company reported net sales of $9,444,000, compared to $8,453,000 in the same period last year. Net sales from the ComStruct line of telecommunications products represented 67% of total net sales during the second fiscal quarter. When compared to the same quarter last fiscal year, net sales from the ComStruct product line grew 168%. The ComStruct telecommunications product line incorporates a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). Net sales from the Company's military/aerospace and industrial businesses combined represented 33% of revenues during the second fiscal quarter. When compared to the same quarter last fiscal year, net sales from these combined businesses decreased 49%, primarily as a result of the planned strategy to focus the Company on the ComStruct line of telecommunications products.

     Gross margin percentage for the three months ended December 31, 2000, was 52%, compared to 54% in the same period last year. This decrease is due primarily to general provisions for excess and obsolete inventory taken during the quarter. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the three months ended December 31, 2000, product development and engineering expenses were $1,543,000, or 16% of net sales, compared to $1,312,000, or 16% of net sales, during the same period last year. The increase in absolute spending is the result of the Company's focus on continued development and expansion of the telecommunications product line and an increase in headcount to facilitate that focus.

     During the three months ended December 31, 2000, sales and marketing expenses were $1,321,000, or 14% of net sales, compared to $1,479,000, or 17% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and a lower average foreign currency exchange rate related to the Company's foreign subsidiaries for the three months ended December 31, 2000 as compared to the average exchange rate for the same period last year.

     During the three months ended December 31, 2000, general and administrative expenses were $1,086,000, or 12% of net sales, compared to $1,059,000, or 13% of net sales, during the same period last year. The increase in spending is the result of increased costs associated with fees from professional service firms and bonus plan accruals. Included in the same period last year was a provision related to the resignation of Simon Yates, the Company's former CEO, and expenses associated with obtaining a binding credit facility commitment from a
U. S. commercial bank.

     During the three months ended December 31, 2000, total other income was $90,000, as compared to total other expense of $23,000 during the same period last year. As a result of receiving the approximately $6.9 million in net proceeds from the private placement and the subsequent exercise of the warrants issued in conjunction with the private placement in the first half of fiscal 2000, short-term borrowings have been eliminated and interest income was generated from the investment of excess available cash. In the same period last year, interest expense was incurred on the Company's credit facilities with two commercial banks.

     The Company reported net income of $917,000 for the three months ended December 31, 2000, compared to net income of $598,000 during the same period last year. The increase in the Company's net operating result is primarily attributable to the 12% increase in net sales.

Results of operations for the six months ended December 31, 2000 compared to the six months ended December 31, 1999.

     For the six months ended December 31, 2000 (first half of fiscal 2001), the Company reported net sales of $16,030,000, compared to $15,844,000 in the same period last year. Net sales from the ComStruct line of telecommunications products represented 60% of total net sales during the first six months of the fiscal year. When compared to the same period last fiscal year, net sales from the ComStruct product line grew 220%. The ComStruct telecommunications product line incorporates a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). Net sales from the Company's military/aerospace and industrial businesses combined represented 40% of revenues during the first six months of the fiscal year. When compared to the same period last fiscal year, net sales from these combined businesses decreased 50%, primarily as a result of the planned strategy to focus the Company on the ComStruct line of telecommunications products. The level of shipments in the second half of the fiscal year for the military/aerospace and industrial businesses is projected to be higher than it was in the first half of the fiscal year.

     Gross margin percentage for the six months ended December 31, 2000, was 51%, compared to 54% in the same period last year. This decrease is due primarily to general provisions for excess and obsolete inventory taken during the period. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the six months ended December 31, 2000, product development and engineering expenses were $3,206,000, or 20% of net sales, compared to $2,664,000, or 17% of net sales, during the same period last year. The increase in absolute spending is the result of the Company's focus on continued development and expansion of the telecommunications product line and an increase in headcount to facilitate that focus.

     During the six months ended December 31, 2000, sales and marketing expenses were $2,513,000, or 16% of net sales, compared to $2,984,000, or 19% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and a lower average foreign currency exchange rate related to the Company's foreign subsidiaries for the six months ended December 31, 2000 as compared to the average exchange rate for the same period last year.

     During the six months ended December 31, 2000, general and administrative expenses were $2,087,000, or 13% of net sales, compared to $1,905,000, or 12% of net sales, during the same period last year. The increase in spending is the result of increased costs associated with the annual report and the shareholders' meeting, recruitment fees, compensation related to vesting of stock options given to a former employee, increased costs associated with professional services and various bonus plan accruals. Included in the same period last year was a provision related to the resignation of Simon Yates, the Company's former CEO, and expenses associated with obtaining a binding credit facility commitment from a U. S. commercial bank.

     During the six months ended December 31, 2000, total other income was $171,000, as compared to total other expense of $53,000 during the same period last year. As a result of receiving the approximately $6.9 million in net proceeds from the private placement and the subsequent exercise of the warrants issued in conjunction with the private placement in the first half of fiscal 2000, short-term borrowings have been eliminated and interest income was generated from the investment of excess available cash. In the same period last year, interest expense was incurred on the Company's credit facilities with two commercial banks.

     The Company reported net income of $422,000 for the six months ended December 31, 2000, compared to net income of $870,000 during the same period last year. The decrease in the Company's net operating result is primarily attributable to the additional provisions for excess and obsolete inventory and the increase in operating expenses.

Liquidity and Capital Resources

     The Company's total cash and cash equivalents, including restricted cash, was $7,324,000 at December 31, 2000, as compared to $6,611,000 at June 30, 2000.
Net working capital at December 31, 2000, was $16,143,000, as compared to $15,690,000 at June 30, 2000, an increase of $453,000. Accounts receivable increased at December 31, 2000 due to the timing of shipments in the quarter ended December 31, 2000. Inventories at December 31, 2000 increased since June 30, 2000 due to the high level of order backlog and the long completion time associated with complex products. Primarily as a result of the increase in inventory, accounts payable also increased. The amount shown as customer deposits in the accompanying balance sheet increased at December 31, 2000 due to advanced billings to customers for uncompleted contracts. The largest amount included in customer deposits relates to a contract under which product is scheduled to begin shipping in the quarter ended March 31, 2001. Customer deposits billed but not yet paid are included in current assets as advanced billings on uncompleted contracts.

     Expenditures for capital equipment were $312,000 for the six months ended December 31, 2000, as compared to $171,000 in the same period of the prior year.

     The Company utilizes credit facilities to support its operations. As of December 31, 2000, there were no loans outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,500,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of December 31, 2000, there were no loans outstanding under a $3,500,000 facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of December 31, 2000, the Company was in compliance with all its financial covenants under its agreements with both banks.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place cash in escrow in an amount equal to the debt, which was $485,000 at December 31, 2000. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (6.0% at December 31, 2000) plus 1.5%, for a total rate of 7.5% at December 31, 2000. The note is subject to renewal annually. The debt agreements related to this note contain warranties and financial covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. As of December 31, 2000, the Company was in compliance with such warranties and financial covenants under its agreement with the bank.

     Management believes that through its current cash resources and currently available debt facilities it will have adequate resources to fund the Company's operating plan for at least twelve months. The Company will, from time to time, evaluate potential strategic transaction opportunities including acquisitions and joint ventures. In order to fund such a transaction the Company may find it necessary to seek additional working capital via a borrowing transaction or consider raising additional funds through an equity offering. The Company is also considering selling or otherwise disposing of its non-strategic legacy product lines. Should this occur during fiscal 2001, the Company currently anticipates that it may begin generating operating losses due to a potential lower level of net sales but no significant reduction in operating expenses.

Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company generally invests cash balances in excess of operating requirements in money market funds and short-term certificates of deposit. The Company's investments are subject to interest rate fluctuations, but management believes this risk is immaterial due to the nature of these investments. If the Company were to experience a 1% change in the effective interest rate, the effect on annual interest income would be approximately $50,000. The carrying value of the funds would not be affected. The Company's lines of credit provide for borrowings which bear interest at a variable rate equal to the prime rates of the lenders. As of December 31, 2000, the Company did not have any borrowings outstanding under the credit agreements. The Company has a note payable which bears interest at a variable rate equal to the prime rate of the lender. If the Company were to experience a 5% change in the variable rate of interest, the effect on interest expense would be approximately $25,000 annually. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

     Foreign Currency Risk. The operations of the Company's international subsidiaries are primarily conducted in their respective local currencies. The Company is exposed to foreign exchange rate fluctuations since the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability and financial position. If the Company were to have experienced a 10% change in the United Kingdom pound sterling to US dollar foreign exchange rate, the impact on both the six months ended December 31, 2000 and the fiscal year ended June 30, 2000 would have been approximately $100,000. The effect of foreign exchange rate fluctuations on the Company's operations in the first fiscal half of 2001 and for fiscal year 2000 was not material. The Company, to date, has not attempted to hedge foreign currency exposures. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

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

                            Blue Wave Systems Inc.

                          Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on November 16, 2000. The following measures were approved at the meeting:

                                                                            Shares             Shares             Shares
                                                                             For              Against           Abstaining
                                                                             ---              -------           ----------
     (1) Election of Directors:
          Lynn J. Davis                                                   12,975,673              2,100            355,345
          John R. Forrest                                                 12,977,673                100            355,345
          John L. Rynearson                                               12,977,773                  0            355,345
          Rob Shaddock                                                    12,975,673              2,100            355,345
          Richard J. Thompson                                             12,977,673                100            355,345
     (2) Increase the number of shares issuable under the
          Stock Option Plan from 2,427,500 to 2,950,000                   12,727,099            533,320             72,699

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     11(a) Computation of Per Share Net Income for the three months ended December 31, 2000 and 1999.

     11(b) Computation of Per Share Net Income for the six months ended December 31, 2000 and 1999.

(b)  Reports on Form 8-K

     None.

                            Blue Wave Systems Inc.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Blue Wave Systems Inc.


Date: February 14, 2001            By:  /s/ Donald B. Crosbie
                                        -----------------------------------
                                   Donald B. Crosbie
                                   Chief Financial Officer and President of
                                   North American Operations (Principal
                                   Financial Officer)

                                 Exhibit Index

Exhibit
  No.             Description
-------   ----------------------------
11(a) Computation of Per Share Net Income for the three months ended December 31, 2000 and 1999.

11(b) Computation of Per Share Net Income for the six months ended December 31, 2000 and 1999.