Form 10-Q
period 2001-03-31
BLUE WAVE SYSTEMS INC
filed 2001-05-09
CIK 949587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                        ------------------------------


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2001

                                      or

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
                             Yes   X     No
                                 -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                        Class                            May 8, 2001
                        -----                            -----------

          Common Stock, par value $0.01 per share         15,804,644

                            Blue Wave Systems Inc.

                                   Form 10-Q
                     For the Quarter Ended March 31, 2001

                                     INDEX

                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL  INFORMATION

Item 1.        Consolidated Financial Statements

               Balance Sheets
               March 31, 2001 and June 30, 2000                                      3

               Statements of Operations
               for the three and the nine months ended March 31, 2001 and 2000       4

               Statements of Cash Flows
               for the nine months ended March 31, 2001 and 2000                     5

               Notes to Interim Consolidated Financial Statements                  6-9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                     10-13

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                     14

SIGNATURE                                                                           15

                            Blue Wave Systems Inc.

                          Consolidated Balance Sheets
                  (in thousands, except par value per share)

                                                                                                 March 31,     June 30,
                                                                                                    2001         2000
                                                                                                 ----------   ----------
                                                                                                 (unaudited)
                                     ASSETS
                                     ------
 Current assets:
  Cash and cash equivalents                                                                        $ 7,402   $  6,120
  Restricted cash                                                                                      460        491
  Accounts receivable, net of allowances of $206 and $137, respectively                             10,151      8,616
  Inventories, net                                                                                   9,510      6,231
  Merger costs                                                                                         613          -
  Prepaid expenses and other                                                                         1,526        935
  Deferred tax asset                                                                                   271        271
                                                                                                   -------   --------
    Total current assets                                                                            29,933     22,664
                                                                                                   -------   --------

 Plant and equipment:
  Machinery and equipment                                                                            7,848      7,432
  Furniture and fixtures                                                                             2,441      2,568
                                                                                                   -------   --------
                                                                                                    10,289     10,000
  Less accumulated depreciation                                                                     (7,866)    (7,398)
                                                                                                   -------   --------
    Plant and equipment, net                                                                         2,423      2,602
                                                                                                   -------   --------

 Deferred tax asset-noncurrent                                                                       1,748      1,602
                                                                                                   -------   --------
    Total assets                                                                                   $34,104   $ 26,868
                                                                                                   =======   ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
 Current liabilities:
  Accounts payable                                                                                 $ 8,600   $  4,257
  Accrued compensation                                                                                 596        491
  Other accrued liabilities                                                                          1,978      1,795
  Customer deposits                                                                                  1,109        431
                                                                                                   -------   --------
    Total current liabilities                                                                       12,283      6,974
                                                                                                   -------   --------

 Deferred income taxes                                                                                 756        788
 Other noncurrent liabilities                                                                            9         43
 Long-term debt, net of current maturities                                                             460        491
                                                                                                   -------   --------
    Total liabilities                                                                               13,508      8,296
                                                                                                   -------   --------

 Stockholders' equity:
  Preference stock, $.01 par value; 1,000 shares authorized; no shares
   issued and outstanding at March 31, 2001 and June 30, 2000, respectively                              -          -
  Common stock, $.01 par value; 50,000 shares authorized; 16,327 and 16,207 shares issued; 15,669 and 15,548 shares outstanding at March 31, 2001 and
   June 30, 2000, respectively                                                                         163        162
  Additional paid-in capital                                                                        31,977     31,498
  Accumulated deficit                                                                               (8,709)   (11,394)
  Accumulated other comprehensive loss                                                              (1,753)      (605)
                                                                                                   -------   --------
                                                                                                    21,678     19,661
                                                                                                   -------   --------
  Less -- treasury stock, at cost                                                                   (1,082)    (1,089)
                                                                                                   -------   --------
    Total stockholders' equity                                                                      20,596     18,572
                                                                                                   -------   --------
    Total liabilities and stockholders' equity                                                     $34,104   $ 26,868
                                                                                                   =======   ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

   Three Months Ended                                                              Nine Months Ended
        March 31,                                                                       March 31,
  2001            2000                                                               2001       2000
--------        --------                                                           --------   --------

$ 11,176      $  9,271      Net sales                                            $ 27,206      $ 25,115
   5,074         4,364      Cost of sales                                          12,938        11,635
--------      --------                                                           --------      --------
   6,102         4,907      Gross margin                                           14,268        13,480

                            Operating expenses:
   1,595         1,470        Product development and engineering                   4,801         4,134
   1,362         1,647        Sales and marketing                                   3,875         4,631
     954           925        General and administrative                            3,041         2,830
--------      --------                                                           --------      --------
   3,911         4,042           Total operating expenses                          11,717        11,595
--------      --------                                                           --------      --------

   2,191           865      Operating income                                        2,551         1,885
--------      --------                                                           --------      --------

                            Other income (expense):
      94            43        Interest income                                         267            50
      (3)           (1)       Interest expense                                         (5)          (80)
      (3)            -        Other, net                                               (3)           19
--------      --------                                                           --------      --------
      88            42           Total other income (expense)                         259           (11)
--------      --------                                                           --------      --------

   2,279           907      Income before provision for income taxes                2,810         1,874

      16            90      Provision for income taxes                                125           187
--------      --------                                                           --------      --------
$  2,263      $    817      Net income                                           $  2,685      $  1,687
========      ========                                                           ========      ========

$   0.14      $   0.05      Basic net income per share                           $   0.17      $   0.12
========      ========                                                           ========      ========

$   0.14      $   0.05      Diluted net income per share                         $   0.16      $   0.11
========      ========                                                           ========      ========

                            Weighted average common shares outstanding:
  15,795        15,528          Basic                                              15,753        14,519
========      ========                                                           ========      ========
  16,386        16,517          Diluted                                            16,302        15,913
========      ========                                                           ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            Blue Wave Systems Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                               Nine Months Ended
                                                                                                    March 31,
                                                                                          2001                       2000
                                                                                         -------                    -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $ 2,685                    $ 1,687
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities -
    Depreciation                                                                             790                        894
    Deferred tax provision                                                                   (48)                       101
  Changes in assets and liabilities -
    Accounts receivable, net                                                              (1,535)                    (3,009)
    Inventories, net                                                                      (3,279)                    (1,572)
    Merger costs                                                                            (613)                         -
    Prepaid expenses and other                                                              (591)                      (130)
    Accounts payable and accrued liabilities                                               5,275                        392
                                                                                         -------                    -------
     Net cash provided (used) by operating activities                                      2,684                     (1,637)
                                                                                         -------                    -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of machinery, equipment, furniture and fixtures                               (751)                      (396)
                                                                                         -------                    -------
     Net cash used by investing activities                                                  (751)                      (396)
                                                                                         -------                    -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock and warrants (net of expenses)                                        -                      6,923
    Exercise of stock options                                                                357                        735
    Sale of treasury stock                                                                     -                        306
    Restricted cash in escrow                                                                  -                        297
    Net payments on long-term debt                                                             -                       (297)
    Net reductions associated with bank borrowings                                             -                     (1,707)
                                                                                         -------                    -------
     Net cash provided by financing activities                                               357                      6,257
                                                                                         -------                    -------

    Effect of translation rates on cash                                                   (1,008)                       (84)

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,282                      4,140
 CASH AND CASH EQUIVALENTS, beginning of period                                            6,120                        551
                                                                                         -------                    -------
 CASH AND CASH EQUIVALENTS, end of period                                                $ 7,402                    $ 4,691
                                                                                         =======                    =======

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for income taxes                                                           $     -                    $    10
    Cash paid for interest                                                                    27                         84
    Tax effect of disqualifying dispositions of stock options                                130                        339

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


1.   Basis of Presentation

     While the accompanying interim consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000, as included in Form 10-K, previously filed. Certain previously reported amounts have been reclassified to conform with current year presentation. The interim results of operations for the period ended March 31, 2001, are not necessarily indicative of results to be expected for the year ending June 30, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has shifted its planned strategy to focus on the ComStruct telecommunications products. Certain estimates related to bad debt, inventory, warranty and other reserves have been made in the financial statements. Actual results could differ from those estimates.

2.   Inventories

     Inventories at March 31,2001 and June 30, 2000, consisted of the following (in thousands):

                                                                        March 31, 2001            June 30, 2000
                                                                       ---------------            -------------
     Raw materials                                                             $ 4,218                   $3,135
     Work-in-process                                                             5,328                    2,636
     Finished goods                                                              1,600                    1,258
     Reserves                                                                   (1,636)                    (798)
                                                                               -------                   ------
     Inventories, net                                                          $ 9,510                   $6,231
                                                                               =======                   ======

3.   Debt

     Lines of Credit

     The Company utilizes credit facilities to support its operations. As of March 31, 2001, there were no loans outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,400,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of March 31, 2001, there were no loans outstanding under a $3,500,000 facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of March 31, 2001, the Company was in compliance with all its financial covenants under its agreements with both banks.

     Long-term Debt

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place in escrow an amount equal to the debt, which was $460,000 at March 31, 2001. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (5.75% at March 31, 2001) plus 1.5%, for a total rate of 7.25% at March 31, 2001. The note is subject to renewal annually. The debt agreements related to this note contain warranties and financial covenants and require maintenance of certain financial ratios. Default on any warranty or covenant

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements

could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. As of March 31, 2001, the Company was in compliance with such warranties and financial covenants under its agreement with the bank.

4.   Income Taxes

At fiscal year-end 2000, Blue Wave had federal and foreign net operating loss
(NOL) carryforwards of approximately $11,000,000 and $2,000,000, respectively, which begin to expire in fiscal 2002 if not utilized. Research and development tax credit carryforwards of approximately $41,000 at fiscal year end 2000, were also available to reduce future federal income taxes. Pursuant to Section 382 of the Internal Revenue Code, the Company's annual U. S. utilization limitation related to its net federal operating loss carryforward is now $1,373,000.

     Blue Wave had net deferred tax assets of $1,085,000 as of fiscal year end 2000 and $1,263,000 as of March 31, 2001, which is reflected in the accompanying consolidated balance sheets. Deferred tax assets are reflected net of a valuation allowance. In accordance with the criteria contained in SFAS no. 109, Accounting for Income Taxes, the Company has recorded a valuation allowance against the majority of its NOL. The Company believes it is more likely than not that it will realize the benefit of the remaining net deferred tax asset, and accordingly no valuation allowance has been provided on this portion of the asset. Among the factors the Company considers when making this evaluation are
(1) the realignment of the Company including its strategy to expand its markets in the telecommunications industry, (2) the limitation of the net operating loss carryforwards, as described above, related to the LSI merger, and (3) projections of sufficient taxable US income to fully realize the net recognized deferred tax asset by the end of fiscal 2002. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

5.   Income Per Share

     Basic net income per share for the three and the nine months ended March 31, 2001 and March 31, 2000 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share for the three and the nine months ended March 31, 2001 and March 31, 2000 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents included in diluted net income per share are stock options and warrants calculated under the treasury stock method using the prevailing average market price for the periods presented. Shares used in basic and diluted net income per share calculations are as follows (in thousands):

                                                                               Three Months Ended          Nine Months Ended
                                                                                    March 31,                   March 31,
                                                                               2001          2000          2001          2000
                                                                              ------        ------        ------        ------

     Basic:
     ------
     Weighted average common stock outstanding during the period              15,795        15,528        15,753        14,519
                                                                              ======        ======        ======        ======

     Diluted:
     --------
     Weighted average common stock outstanding during the period              15,795        15,528        15,753        14,519
     Other dilutive securities of stock option/warrant programs                  591           989           549         1,394
                                                                              ------        ------        ------        ------
     Shares used in calculation of diluted net income per share               16,386        16,517        16,302        15,913
                                                                              ======        ======        ======        ======

     Stock options scheduled to expire within the five years following March 31, 2001, aggregate 409,432 underlying shares, exercisable for a total of approximately $229,000, and begin to expire in 2003. Additional disclosures regarding the stock option plan activity during the past three fiscal years are disclosed in Note 13 to the consolidated financial statements in the Company's Form 10-K for the year ended June 30, 2000.

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


6.   Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Excluding net income, the Company currently has one type of non-owner change in equity, which is foreign currency translation gains and losses. The computation of comprehensive income for the three and the nine months ended March 31, 2001 and 2000 follows (in thousands):

                                                            Three Months Ended            Nine Months Ended
                                                                 March 31,                     March 31,
                                                            2001           2000           2001           2000
                                                           ------          -----        -------         ------
Net income                                                 $2,263          $ 817        $ 2,685         $1,687
Foreign currency translation adjustment                      (706)          (129)        (1,148)           (52)
                                                           ------          -----        -------         ------
Total comprehensive income                                 $1,557          $ 688        $ 1,537         $1,635
                                                           ======          =====        =======         ======

7.   Operating Segments

     The Company's net sales, operating income (loss), capital expenditures, depreciation and identifiable assets by operating segment were as follows (in thousands):

                                                        For the three months ended March 31,
                              ----------------------------------------------------------------------------------------------
                                                  2001                                                2000
                              ----------------------------------------           -------------------------------------------
                                North          Outside of                          North           Outside of
                               America        North America     Total             America         North America     Total
                               -------        -------------     -----             -------         -------------     -----
Net sales                      $ 4,377           $ 6,799       $11,176            $ 3,946             $ 5,325       $ 9,271
Operating income (loss)            802             1,389         2,191               (404)              1,269           865
Capital expenditures                21               418           439                 58                 167           225
Depreciation                        43               216           259                 78                 209           287
Identifiable assets             14,028            20,076        34,104             10,713              15,627        26,340

                                                         For the nine months ended March 31,
                              ----------------------------------------------------------------------------------------------
                                                  2001                                                2000
                              ----------------------------------------           -------------------------------------------
                                North          Outside of                          North           Outside of
                               America        North America     Total             America         North America     Total
                               -------        -------------     -----             -------         -------------     -----
Net sales                      $ 9,866           $17,340       $27,206            $12,414             $12,701       $25,115
Operating income (loss)            240             2,311         2,551               (780)              2,665         1,885
Capital expenditures                57               694           751                 80                 316           396
Depreciation                       163               627           790                264                 630           894
Identifiable assets             14,028            20,076        34,104             10,713              15,627        26,340

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

                            Blue Wave Systems Inc.

              Notes to Interim Consolidated Financial Statements


9.   Merger Agreement

     On February 21, 2001, the Company and Motorola, Inc. announced the execution of an Agreement and Plan of Merger. This agreement was amended on April 24, 2001. The combination will be completed by Motorola issuing 7,250,000 shares for the Company's fully diluted shares outstanding. The combination is subject to shareholder and governmental and regulatory approvals and is expected to be completed in the second or third calendar quarter of 2001. Costs incurred to date associated with the merger are currently reflected as merger costs in the accompanying consolidated balance sheets.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The following table expresses the Company's statements of operations as a percentage of net sales.

                                                                 Three Months Ended            Nine Months Ended
                                                                      March 31,                     March 31,
                                                                 2001           2000           2001           2000
                                                                ------         ------         ------         ------
Net sales                                                         100%           100%           100%           100%
Cost of sales                                                      45%            47%            48%            46%
                                                                 ----           ----           ----           ----
     Gross margin                                                  55%            53%            52%            54%
Operating expenses:
     Product development and engineering                           14%            16%            18%            17%
     Sales and marketing                                           12%            18%            14%            18%
     General and administrative                                     9%            10%            11%            11%
                                                                 ----           ----           ----           ----
Total operating expenses                                           35%            44%            43%            46%
                                                                 ----           ----           ----           ----
Operating income                                                   20%             9%             9%             8%
Total other income (expense)                                        0%             1%             1%             0%
                                                                 ----           ----           ----           ----
Income before provision for income taxes                           20%            10%            10%             8%
Provision for income taxes                                          0%             1%             0%             1%
                                                                 ----           ----           ----           ----
Net income                                                         20%             9%            10%             7%
                                                                 ====           ====           ====           ====

Results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     For the three months ended March 31, 2001 (third quarter of fiscal 2001), the Company reported net sales of $11,176,000, compared to $9,271,000 in the same period last year. Net sales from the ComStruct line of telecommunications products represented 50% of total net sales during the third fiscal quarter. When compared to the same quarter last fiscal year, net sales from the ComStruct product line grew 60%. The ComStruct telecommunications product line incorporates a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). Net sales from the Company's military/aerospace and industrial businesses combined represented 50% of revenues during the third fiscal quarter. When compared to the same quarter last fiscal year, net sales from these combined businesses decreased 3%, primarily as a result of the planned strategy to focus the Company on the ComStruct line of telecommunications products.

     Gross margin percentage for the three months ended March 31, 2001, was 55%, compared to 53% in the same period last year. This increase is due primarily to the reduction of direct material costs, which were partially offset by general provisions for excess and obsolete inventory taken during the period. The increase in the provision for excess and obsolete inventory is primarily the result of the strategy shift to focus on the Company's telecommunications products. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the three months ended March 31, 2001, product development and engineering expenses were $1,595,000, or 14% of net sales, compared to $1,470,000, or 16% of net sales, during the same period last year. The increase in absolute spending is the result of the Company's focus on continued development and expansion of the telecommunications product line and an increase in headcount to facilitate that focus.

     During the three months ended March 31, 2001, sales and marketing expenses were $1,362,000, or 12% of net sales, compared to $1,647,000, or 18% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and a lower average foreign currency exchange rate related to the Company's foreign subsidiaries for the three months ended March 31, 2001 as compared to the average exchange rate for the same period last year.

     During the three months ended March 31, 2001, general and administrative expenses were $954,000, or 9% of net sales, compared to $925,000, or 10% of net sales, during the same period last year. The increase in spending is primarily the result of bonus plan accruals.

     During the three months ended March 31, 2001, total other income was $88,000, compared to $42,000 during the same period last year. As a result of receiving the approximately $6.9 million in net proceeds from the private placement and the subsequent exercise of the warrants issued in conjunction with the private placement in the first half of fiscal 2000, short-term borrowings have been eliminated and interest income was generated from the investment of excess available cash.

     The Company reported net income of $2,263,000 for the three months ended March 31, 2001, compared to net income of $817,000 during the same period last year. The increase in the Company's net operating result is primarily attributable to the 21% increase in net sales.

Results of operations for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000.

     For the nine months ended March 31, 2001 (first nine months of fiscal
2001), the Company reported net sales of $27,206,000, compared to $25,115,000 in the same period last year. Net sales from the ComStruct line of telecommunications products represented 56% of total net sales during the first nine months of the fiscal year. When compared to the same period last fiscal year, net sales from the ComStruct product line grew 134%. The ComStruct telecommunications product line incorporates a new generation of DSP microprocessors (digital signal processor) developed by Texas Instruments ("TI"). Net sales from the Company's military/aerospace and industrial businesses combined represented 44% of revenues during the first nine months of the fiscal year. When compared to the same period last fiscal year, net sales from these combined businesses decreased 36%, primarily as a result of the planned strategy to focus the Company on the ComStruct line of telecommunications products. As reported previously, the level of shipments in the second half of the fiscal year for the military/aerospace and industrial businesses is projected to be higher than it was in the first half of the fiscal year and this was true for the third fiscal quarter.

     Gross margin percentage for the nine months ended March 31, 2001, was 52%, compared to 54% in the same period last year. Decreases in direct material costs for the nine months ended March 31, 2001 were offset by general provisions for excess and obsolete inventory taken during the period. The increase in the provisions for excess and obsolete inventory is primarily the result of the strategy shift to focus on the Company's telecommunications products. The Company's historical gross margin percentage has also varied by quarter in both a positive and negative fashion due to volume-related efficiencies, changes in product and customer mix, and provisions for manufacturing scrap and obsolescence.

     During the nine months ended March 31, 2001, product development and engineering expenses were $4,801,000, or 18% of net sales, compared to $4,134,000, or 17% of net sales, during the same period last year. The increase in absolute spending is the result of the Company's focus on continued development and expansion of the telecommunications product line and an increase in headcount to facilitate that focus.

     During the nine months ended March 31, 2001, sales and marketing expenses were $3,875,000, or 14% of net sales, compared to $4,631,000, or 18% of net sales, during the same period last year. The reduction in absolute spending is the result of the Company's focus on specific vertical markets and a lower average foreign currency exchange rate related to the Company's foreign subsidiaries for the nine months ended March 31, 2001 as compared to the average exchange rate for the same period last year.

     During the nine months ended March 31, 2001, general and administrative expenses were $3,041,000, or 11% of net sales, compared to $2,830,000, or 11% of net sales, during the same period last year. The increase in absolute spending is the result of increased costs associated with the annual report and the shareholders' meeting, recruitment fees, compensation related to vesting of stock options given to a former employee, increased costs associated with professional services, an increase in the bad debt provision and various bonus plan accruals. Included in the same period last year was a provision related to the resignation of Simon Yates, the Company's former CEO, and expenses associated with obtaining a binding credit facility commitment from a U. S. commercial bank.

     During the nine months ended March 31, 2001, total other income was $259,000, as compared to total other expense of $11,000 during the same period last year. As a result of receiving the approximately $6.9 million in net proceeds from the private placement and the subsequent exercise of the warrants issued in conjunction with the private placement in the first half of fiscal 2000, short-term borrowings have been eliminated and interest income was generated from the investment of excess available cash. In the first half of fiscal 2000, interest expense was incurred on the Company's credit facilities with two commercial banks.

     The Company reported net income of $2,685,000 for the nine months ended March 31, 2001, compared to net income of $1,687,000 during the same period last year. The increase in the Company's net operating result is primarily attributable to the increase in net sales.

Liquidity and Capital Resources

     The Company's total cash and cash equivalents, including restricted cash, was $7,862,000 at March 31, 2001, as compared to $6,611,000 at June 30, 2000.
Net working capital at March 31, 2001, was $17,650,000, as compared to $15,690,000 at June 30, 2000, an increase of $1,960,000. Accounts receivable increased at March 31, 2001 due to the higher level of net sales and the timing of those shipments in the quarter ended March 31, 2001. Inventories at March 31, 2001 increased since June 30, 2000 due to the high level of order backlog, the long completion time associated with complex products and the mix of product that was shipped in the quarter ended March 31, 2001. Primarily as a result of the increase in inventory, accounts payable also increased. The amount shown as merger costs in the accompanying consolidated balance sheets at March 31, 2001 relates to costs incurred in relation to the merger with Motorola. Prepaid expenses and other increased since June 30, 2000 primarily due to an increase in value added tax (VAT) receivable. The amount shown as customer deposits in the accompanying consolidated balance sheets increased at March 31, 2001 as compared to June 30, 2000 due to advanced billings to customers for uncompleted contracts. The largest amount included in customer deposits relates to a contract under which product began shipping in the quarter ended March 31, 2001, and shipments for this contract are expected to increase in the quarter ended June 30, 2001.

     Expenditures for capital equipment were $751,000 for the nine months ended March 31, 2001, as compared to $396,000 in the same period of the prior year.

     The Company utilizes credit facilities to support its operations. As of March 31, 2001, there were no loans outstanding under a facility with a commercial bank in the United Kingdom, with approximately $1,400,000 in aggregate availability under such credit facility. This facility is collateralized by the assets of the Company's European operations, guaranteed by the U.S. parent company, bears interest at the bank's base rate plus 1.75% and is due on demand. As of March 31, 2001, there were no loans outstanding under a $3,500,000 facility with a commercial bank in the United States. This facility is collateralized by the assets of the Company's U.S. operations, bears interest at the bank's base rate plus 1% and contains financial covenants. As of March 31, 2001, the Company was in compliance with all its financial covenants under its agreements with both banks.

     In connection with the establishment of an employee stock ownership plan ("ESOP"), which provides for the issuance of stock options for the benefit of employees of the Company's UK subsidiary, the Company has guaranteed the debt of the ESOP. The guarantee required the Company to place in escrow an amount equal to the debt, which was $460,000 at March 31, 2001. Such cash has been reflected as restricted cash in the accompanying consolidated balance sheets. The guarantee is reflected as long-term debt in the accompanying consolidated balance sheets. This debt consists of a note payable to a commercial bank with interest at the bank's base rate (5.75% at March 31, 2001) plus 1.5%, for a total rate of 7.25% at March 31, 2001. The note is subject to renewal annually. The debt agreements related to this note contain warranties and financial covenants and require maintenance of certain financial ratios. Default on any warranty or covenant could, if not waived or corrected, accelerate the maturity of any borrowings outstanding. As of March 31, 2001, the Company was in compliance with such warranties and financial covenants under its agreement with the bank.

     Management believes that through its current cash resources and currently available debt facilities it will have adequate resources to fund the Company's operating plan for at least twelve months.

     On February 21, 2001, the Company and Motorola, Inc. announced the execution of an Agreement and Plan of Merger. This agreement was amended on April 24, 2001. The combination will be completed by Motorola issuing 7,250,000 shares for the Company's fully diluted shares outstanding. The combination is subject to shareholder and governmental and regulatory approvals and is expected to be completed in the second or third calendar quarter of 2001. Costs incurred to date associated with the merger are currently reflected in merger costs in the accompanying consolidated balance sheets.


Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company generally invests cash balances in excess of operating requirements in money market funds and short-term certificates of deposit. The Company's investments are subject to interest rate fluctuations, but management believes this risk is immaterial due to the nature of these investments. If the Company were to experience a 1% change in the effective interest rate, the effect on annual interest income would be approximately $50,000. The carrying value of the funds would not be affected. The Company's lines of credit provide for borrowings which bear interest at a variable rate equal to the prime rates of the lenders. As of March 31, 2001, the Company did not have any borrowings outstanding under the credit agreements. The Company has a note payable which bears interest at a variable rate equal to the prime rate of the lender. If the Company were to experience a 5% change in the variable rate of interest, the effect on interest expense would be approximately $25,000 annually. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

     Foreign Currency Risk. The operations of the Company's international subsidiaries are primarily conducted in their respective local currencies. The Company is exposed to foreign exchange rate fluctuations since the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability and financial position. If the Company were to have experienced a 10% change in the United Kingdom pound sterling to US dollar foreign exchange rate, the impact on both the nine months ended March 31, 2001 and the fiscal year ended June 30, 2000 would have been approximately $100,000 to $150,000. The effect of foreign exchange rate fluctuations on the Company's operations in the first nine months of fiscal 2001 and for fiscal year 2000 was not material. The Company, to date, has not attempted to hedge foreign currency exposures. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward-looking statements are made periodically in reports to the Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "foresees," "forecasts," "goal," "intends," "is likely," "plans," "predicts," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, such statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risk factors include, but are not limited to, rapid technological change, quarterly fluctuations, dependence on the defense and the telecommunications industries, commercial market uncertainties, dependence upon key suppliers, customers, subcontractors and employees, competition, and potential future operating losses. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise forward-looking statements to reflect unanticipated events. For a further explanation of risk factors, please see the Company's most recent SEC filings. The Company further cautions users who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or revision to delivery schedules.

                             Blue Wave Systems Inc.

                          Part II. Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

     11(a) Computation of Per Share Net Income for the three months ended March
           31, 2001 and 2000.

     11(b) Computation of Per Share Net Income for the nine months ended March
           31, 2001 and 2000.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 23, 2001 related to the Agreement and Plan of Merger by and among Motorola, Inc. and the Company. The Company filed a report on Form 8-K dated April 25, 2001 regarding the amendment to the Agreement and Plan of Merger by and among Motorola, Inc. and the Company.

                            Blue Wave Systems Inc.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Blue Wave Systems Inc.


Date: May 9, 2001            By:  /s/ Donald B. Crosbie
                                ----------------------------------------------
                             Donald B. Crosbie
                             Chief Financial Officer and President of North
                             American Operations (Principal Financial Officer)

                                 Exhibit Index

Exhibit
  No.                      Description
-------     --------------------------------
11(a)       Computation of Per Share Net Income for the three months ended March
            31, 2001 and 2000.

11(b) Computation of Per Share Net Income for the nine months ended March 31, 2001 and 2000.